Form 10QSB
period 1996-03-31
CITYFED FINANCIAL CORP
filed 1996-05-15
CIK 744765

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549
                                     FORM 10-QSB

     [Mark one]

     [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                          OR

     [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

     Commission file number   0-13311

                               CityFed Financial Corp.
          (Exact name of small business issuer as specified in its charter)

                           Delaware                            22-2527684
       (State or other jurisdiction of incorporation or     (I.R.S. Employer
                        organization)                      Identification No.)


                  PO Box 3126, Nantucket, MA                      02584
           (Address of principal executive offices)            (Zip Code)

                                    (508) 228-2366
                             (Issuer's telephone number)

     Check whether  the issuer  (1) filed all  reports required  to be filed  by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 1996, the number of shares of outstanding common stock was 18,714,646.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                            PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.

     CITYFED FINANCIAL CORP.

     STATEMENTS OF FINANCIAL CONDITION
     March 31, 1996 and December 31, 1995
     (Dollars in Thousands)

                                                                                             March 31,     December 31,
                                                                                                1996           1995
                                                                                            (Unaudited)

       ASSETS

       CASH                                                                                  $       15     $       14
       INVESTMENT SECURITIES - At amortized cost (Market Value:
               March 31, 1996, $8,829; December 31, 1995, $8,833)                                 8,827          8,836
       OTHER ASSETS                                                                                 155            152
                                                                                             ----------     ----------

       TOTAL ASSETS                                                                          $    8,997     $    9,002
                                                                                             ==========     ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES:
               Contingency reserve                                                           $    6,805     $    3,987
               Other liabilities                                                                  3,949          2,879
                                                                                             ----------     ----------
               Total liabilities                                                                 10,754          6,866
                                                                                             ----------     ----------

               STOCKHOLDERS' EQUITY:
               Preferred stock, 30,000,000 shares authorized: $2.10 cumulative convertible, Series B, $25.00 par value, issued and
                     outstanding: 2,539,400 in 1996 and 1995                                     63,485         63,485

                     Series C Junior, cumulative, $.01 par value, liquidation
                     preference $3.00 per share, shares issued and
                     outstanding:  8,257,079 in 1996 and 1995                                        82             82
               Common stock, $.01 par value, 100,000,000 shares authorized, issued:
                     18,913,646 in 1996 and 1995, outstanding:  18,714,646 in
                     1996 and 1995                                                                  188            188












                                                                                             March 31,     December 31,
                                                                                                1996           1995
                                                                                            (Unaudited)

               Additional paid-in capital                                                       108,854        108,854
               Accumulated deficit                                                             (173,366)      (169,473)
               Treasury stock (199,000 shares of common stock)                                   (1,000)        (1,000)
                                                                                              ----------     ----------

                 Total stockholders' equity                                                      (1,757)          2,136
                                                                                              ----------     ----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                                               $   8,997     $    9,002
                                                                                              =========     ==========
       See notes to financial statements.


     CITYFED FINANCIAL CORP.

     STATEMENTS OF OPERATIONS
     Three Months Ended March 31, 1996 and 1995
     (Dollars in Thousands, Except Per Share Data)
     (Unaudited)

                                                     1996         1995

       INCOME:
         Interest on investment                    $  119      $   130
         Other                                          -           17
                                                   ------      -------
               Total income                           119          147
                                                   ------       ------

       EXPENSES:
         Compensation and employee benefits            31           35
         Other operating expenses                      31           31
                                                   ------       ------

               Total expenses                          62           66
                                                   ------       ------
       INCOME FROM CONTINUING OPERATIONS               57           81

       LOSS FROM DISCONTINUED OPERATIONS            3,950            -
                                                   ------       ------
       NET INCOME (LOSS)                          $(3,893)     $    81
                                                 ========        ======

       NET LOSS AVAILABLE FOR COMMON              $(6,052)     $(2,078)
        STOCKHOLDERS

       LOSS PER SHARE:
         From continuing operations                $(0.11)      $(0.11)
         From discontinuing operations             $(0.21)           -
         Net Loss                                  $(0.32)      $(0.11)
       AVERAGE SHARES OUTSTANDING              18,714,646   18,714,646


       DIVIDENDS PER COMMON SHARE                       -            -
       See notes to financial statements

     CITYFED FINANCIAL CORP.

     STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 1996 and 1995
     (Dollars in Thousands)
     (Unaudited)

                                                                       1996             1995

       CASH FLOWS FROM OPERATING ACTIVITIES:
         Interest received                                           $   68          $   169
         Operating expenses                                            (125)            (123)
         Other income                                                     -               17
                                                                    -------          -------

               Net cash (used in) provided by operating
               activities                                              (57)               63
                                                                    -------          -------

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Decrease (increase) in investment securities                    60            (114)
         Other - net                                                     (2)              -
                                                                    --------          -------
               Net cash provided by (used in) investing
               activities                                                58            (114)
                                                                    -------          -------

       NET INCREASE (DECREASE) IN CASH                                    1             (51)

       CASH AT BEGINNING OF PERIOD                                       14               52
                                                                    -------          -------

       CASH AT END OF PERIOD                                        $    15            $   1
                                                                    =======          =======

       RECONCILIATION OF NET INCOME TO NET CASH
               PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Net (loss) income                                            $(3,893)          $   81
       Loss from discontinued operations                              3,950                -
       Contingency reserve payments                                     (26)             (22)
       Accrued income and expense                                       (88)               4
                                                                    --------          ------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          $    57            $  63
                                                                    ========         =======

       See notes to financial statements.

     CITYFED FINANCIAL CORP.

     NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)

     1. Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision (the "OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At
              March 31, 1996, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

              As a result of the receivership of City Federal, the financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. The financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 4, substantially all of the operations of the Company have been discontinued and the Company is subject to a number of commitments and contingencies that raise substantial doubt about its ability to continue as a going concern. Except as indicated in Note 4, the financial statements do not include any adjustments that might result from the outcome of these uncertainties. Currently, CityFed is not conducting an operating business. At the present time, management has invested, and intends to invest, CityFed's assets on a short term basis.

     2. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995 ("1995 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.

     3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock,

              Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of 52.5 cents per share. Dividends on both series of the Company's preferred stock are cumulative. At March 31, 1996, dividends in arrears were $36.0 million and $22.3 million on the Company's Series B and Series C Stock, respectively.

     4.       COMMITMENTS AND CONTINGENCIES


              NOTICE  OF CHARGES  AND  HEARING  FOR CEASE  AND DESIST  ORDER  TO
              DIRECT RESTITUTION AND OTHER APPROPRIATE RELIEF AND NOTICE OF ASSESSMENT OF CIVIL MONEY PENALTIES - On June 2, 1994, the OTS issued a Notice of Charges and Hearing for Cease and Desist Order to Direct Restitution and Other Appropriate Relief and Notice of Assessment of Civil Money Penalties ("Notice of Charges") against CityFed and against Gordon E. Allen, John W. Atherton, Jr., Edwin
              M. Halkyard, Alfred J. Hedden, Peter R. Kellogg, William A. Liffers and Gilbert G. Roessner ("Respondents"), who are current or former directors and, in some cases, officers of CityFed and of CityFed's former subsidiary, City Federal.

              In the Notice of Charges, the OTS alleges that CityFed "engaged in an unsafe or unsound practice, violated a written agreement entered into with the agency and violated a condition imposed in writing by the agency" by "failing to cause the net worth of City Federal to be maintained at the levels required by the applicable capital requirements." The "written agreement" and the "condition imposed in writing" alleged by the OTS refer, respectively, to the Stipulation of CityFed Financial Corp., dated December 4, 1984 ("Stipulation"), that CityFed provided to the Federal Savings and Loan Insurance Corporation ("FSLIC") in connection with the approval by the Federal Home Loan Bank Board ("FHLBB") of CityFed's acquisition of City Federal in December 1984, and to FHLBB Resolution No. 84-664, dated November 21, 1984, that approved CityFed's acquisition of City Federal on the condition that, among other things, CityFed provide the Stipulation to the FSLIC. The Stipulation provided that, as long as CityFed controlled City Federal, CityFed would cause the net worth of City Federal to be maintained at a level consistent with that required by regulations and would infuse sufficient additional equity capital, in a form satisfactory to the regulators, to effect compliance with the capital requirement. The Notice of Charges alleges that CityFed "has been and continues to be unjustly enriched in connection with" the violations alleged by the OTS, and that such violations "involve a reckless disregard for the law or any applicable regulations or prior order of either the FHLBB or the OTS." The Notice of Charges requests that an order be entered by the Director of the OTS requiring CityFed to make restitution, reimburse, indemnify or guarantee the OTS against loss in an amount not less than

              $118.4 million, which the OTS alleges represents the regulatory capital deficiency reported by City Federal in the fall of 1989.

              In the Notice of Charges, the OTS also assesses a civil money penalty against CityFed on the grounds that CityFed allegedly "knowingly" committed the alleged violations described above and allegedly "knowingly or recklessly caused a substantial loss to City Federal." The amount of the civil money penalty assessed against CityFed in the Notice of Charges is $2,649,600.

              With respect to the Respondents, the Notice of Charges alleges that the Respondents, as directors of CityFed, "had an affirmative obligation to see that CityFed complied with the net worth maintenance obligation" and that, "by failing to direct CityFed to cause the net worth of City Federal to be maintained at the levels required by the applicable capital requirements, the [Respondents] violated a written agreement entered into with the agency, violated a condition imposed in writing by the agency" and "engaged in an unsafe or unsound act." The Notice of Charges alleges that some of the Respondents (Messrs. Allen, Atherton, Hedden, Kellogg and Roessner) "have been and continue to be unjustly enriched in connection with their violations by the payment of their legal expenses with CityFed assets," an allegation that refers to the advancement by CityFed, pursuant to its obligations in its Bylaws and Restated Certificate of Incorporation (see "Indemnification Claims" below), of litigation expenses to such Respondents in connection with the action by the RTC against such Respondents and other current and former directors and/or officers of CityFed and/or City Federal in the United States District Court for the District of New Jersey ("N.J. Court"), captioned RESOLUTION TRUST CORPORATION V. ATHERTON, ET AL., Civil Action No. 93-1811 (GEB) (consolidated with RESOLUTION TRUST CORPORATION V. SIMMONS, ET AL., Civ. Action No. 92-5261-B (GEB)) ("Second RTC Action"). CityFed had made such advancement of litigation expenses in accordance with the agreement between CityFed and the RTC entered into as of December 14, 1992 ("Expense Agreement"), in connection with the action the RTC filed against CityFed, captioned RESOLUTION TRUST CORPORATION
              V. CITYFED  FINANCIAL CORP.,  ET AL.,  Civil Action  No. 92-5261-A
              (GEB) ("First RTC Action"), in the N.J. Court. The Notice of Charges requests that an order be entered by the Director of the OTS requiring the Respondents to make restitution, reimburse, indemnify or guarantee the OTS against loss in an amount not less than $400,000, which the OTS alleges represents the amount of legal expenses CityFed paid on their behalf from April to December 1993 in connection with the Second RTC Action.

              In the Notice of Charges, the OTS also assesses a civil money penalty against the Respondents on the grounds that the Respondents allegedly "violated a condition imposed in writing and/or a written agreement." The amount of civil money penalties assessed against the Respondents is $51,750 each.

              The Notice of Charges states that the civil money penalties assessed against CityFed and the Respondents must be paid to the United States Department of the Treasury within 60 days of the issuance of the Notice of Charges. The Notice of Charges also seeks reimbursement for the OTS from CityFed and the Respondents for all costs and expenses associated with the investigation and prosecution of the administrative enforcement action commenced by the filing of the Notice of Charges. CityFed and the Respondents requested a hearing on the assessment of civil money penalties against them, and such hearing will be combined with the hearing on the other matters set forth in the Notice of Charges. During the pendency of such hearing, the civil money penalty assessments will not be a final order of the OTS and will not be enforceable against CityFed or the Respondents.

              On November 30, 1995, the OTS issued an Amended Notice of Charges and Hearing for Cease and Desist Order to Direct Restitution and Other Appropriate Relief and Notice of Assessment of Civil Money Penalties ("Amended Notice of Charges") that is identical to the Notice of Charges except that the Amended Notice of Charges includes a reference to a federal statutory provision not referred to in the Notice of Charges that the OTS asserts provides an additional basis for the issuance of a Cease and Desist Order against CityFed and the Respondents.

              On February 1, 1996, the Administrative Law Judge ("ALJ") presiding over the OTS's administrative proceeding against CityFed and the Respondents issued a Prehearing Order granting the OTS's Motion for Partial Summary Disposition with respect to CityFed and denying CityFed's Motion for Partial Summary Disposition of the OTS's Assessment of Civil Money Penalties and CityFed's Cross-Motion for Summary Adjudication. The Prehearing Order also denied the Respondents' Motion for Partial Summary Disposition. In the Prehearing Order, the ALJ concluded that CityFed's retention of dividends and other funds received from its former subsidiary, City Federal, constitutes "unjust enrichment" within the meaning of 12 U.S.C. Section 1818(b)(6) and that the Stipulation CityFed provided to the FSLIC in December 1984 regarding maintenance of the net worth of City Federal is enforceable by the OTS against CityFed.

              On March 27, 1996, CityFed filed a motion for reconsideration of the ALJ's Prehearing Order. On April 26, 1996, the OTS filed a memorandum in opposition to CityFed's motion for reconsideration. If the ALJ denies CityFed's motion for reconsideration, CityFed will seek an interlocutory review by the Acting Director of the OTS of the conclusions in the Prehearing Order. If the Acting Director were to affirm the conclusions in the Prehearing Order, CityFed would intend to seek review of that decision in the United States Court of Appeals and, if necessary, to seek from the Supreme Court of the United States a review of any adverse decision from the Court of Appeals. If the conclusions in the

              Prehearing Order are not ultimately reversed, CityFed may be required to turn over to the OTS all or substantially all of CityFed's assets.

              For further information regarding the Stipulation, see "First RTC Action" below.

              TEMPORARY ORDER TO CEASE AND DESIST - Also on June 2, 1994, the OTS issued a Temporary Order to Cease and Desist ("Temporary Order") against CityFed. The Temporary Order required CityFed to post, by 12:00 noon on the seventh calendar day following service of the Temporary Order, $9,000,000 as security for the payment of the amount of restitution and reimbursement sought by the OTS in its Notice of Charges. As CityFed's total assets were $9.2 million on September 30, 1994, the amount sought by the OTS represented substantially all of the assets of CityFed.

              The Temporary Order also requires CityFed to "cease and desist from directly or indirectly causing the use, sale, transfer or encumbrance of funds or other assets of any nature whatsoever in which CityFed has a legal or beneficial interest, whether directly or through any other person or entity, except as provided in" the Temporary Order. However, CityFed may pay ordinary and reasonable operating expenses of up to $15,000 per month and may, subject to certain limitations, pay reasonable and necessary legal fees and expenses in its own defense. CityFed is also required to furnish certain financial information to the OTS pursuant to the Temporary Order. The Temporary Order effectively prohibits CityFed from advancing litigation expenses or providing indemnification pursuant to its obligations under its Bylaws and Restated Certificate of Incorporation. See "Indemnification Claims" below.

              On June 9, 1994, CityFed filed a Complaint for Injunctive and Declaratory Relief, an Application for a Temporary Restraining Order and Preliminary Injunction and a supporting Memorandum of Points and Authorities and other related papers in the United States District Court for the District of Columbia ("D.C. Court") in a case captioned CITYFED FINANCIAL CORP. V. OFFICE OF THRIFT SUPERVISION AND JONATHAN L. FIECHTER, Case No. 1:94CV01273 (HHG) ("Injunction Action"). In the Injunction Action, CityFed sought a temporary restraining order and an injunction against the
              Temporary Order that would set aside, limit or suspend the enforcement, operation and effectiveness of the Temporary Order.

              The D.C. Court held a hearing on motions pending before it on August 15, 1994. On September 8, 1994, the D.C. Court issued an Order denying CityFed's and the intervening Respondents' motions to set aside, or, in the alternative, modify the Temporary Order. CityFed and the intervening Respondents filed notices of appeal from the D.C. Court's Order to the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"), and the intervening Respondents filed a motion in the D.C. Circuit for an expedited appeal and an order enjoining the enforcement of the Temporary Order during the pendency of the appeal. The D.C. Circuit denied the intervening Respondents' motion for injunction on October 21, 1994. The caption of the case in the D.C. Circuit is CITYFED FINANCIAL CORP., ET AL. V. OFFICE OF THRIFT SUPERVISION, ET AL., Nos. 94-5254 and 5255 ("D.C. Appeal").

              On October 26, 1994, CityFed and the OTS entered into an Escrow Agreement ("Escrow Agreement") with CoreStates Bank, N.A.
              ("CoreStates") pursuant to which CityFed transferred substantially all of its assets to CoreStates for deposit into an escrow account to be maintained by CoreStates. Pursuant to the Escrow Agreement, CoreStates executes a wire transfer of $15,000 from the escrow account to CityFed on the first business day of every month. The Escrow Agreement provides that CityFed may sell and purchase securities in the escrow account, and that CoreStates will be paid a fee of $2,500 per year, plus reimbursement for out of pocket expenses, for serving as escrow agent. CityFed's assets in the escrow account continue to be invested in money market instruments with a maturity of one year or less and money market mutual funds. Withdrawals or disbursements from the escrow account are not permitted without the written authorization of the OTS, other than for (1) the $15,000 monthly transfer to CityFed, (2) the disbursement of funds on account of purchases of securities by CityFed and (3)
              the payment of the escrow fee and expenses to CoreStates. The Escrow Agreement also provides that CoreStates will restrict the escrow account in such a manner as to implement the terms of the Escrow Agreement and to prevent a change in status or function of the escrow account unless authorized by CityFed and the OTS in writing. CoreStates will provide to the OTS a copy of all statements regarding the escrow account provided to CityFed.

              On July 11, 1995, the D.C. Circuit affirmed the denial by the D.C. Court of the motions by CityFed and the intervening Respondents for a temporary restraining order and an injunction against the Temporary Order.

              The Crime Control Act of 1990 provides that commitments to maintain the capital of federally insured depository institutions, such as City Federal, are afforded a priority over other unsecured claims in a bankrupt corporation's estate to the extent provided in 11 U.S.C. Section 507(a). Thus, if CityFed is held liable for the amount of capital that would have been required to cause City Federal to meet its regulatory capital requirements, a claim based on such liability would have priority over other unsecured claims against CityFed's estate in bankruptcy to the extent provided in such section.

              FIRST RTC ACTION - On December 7, 1992, the RTC, in its capacity as receiver for City Savings, and the RTC, in its corporate capacity, filed the First RTC Action in the N.J. Court against CityFed and against two former officers of City Federal. In its complaint in the First RTC Action, the RTC, in its corporate capacity, sought, INTER ALIA, to recover damages in excess of $12 million against CityFed resulting from CityFed's alleged violation of the Stipulation to maintain the net worth of City Federal.

              In connection with the First RTC Action, the RTC filed an Order to Show Cause with Temporary Restraints Freezing Assets of Defendant CityFed Financial Corp. ("Order to Show Cause") seeking an order from the N.J. Court placing all assets of CityFed under the control of the N.J. Court and related relief pending a hearing on a preliminary injunction. On January 5, 1993, CityFed and the RTC entered into the Expense Agreement, effective as of December 14, 1992, whereby the RTC agreed to refrain from seeking the relief sought in its Order to Show Cause. In the Expense
              Agreement, the RTC further agreed that CityFed could make payments of ordinary and reasonable business expenses, including aggregate compensation and employee benefits in amounts not to exceed those paid in 1991 for John W. Atherton, Jr., as President of CityFed, and for CityFed's corporate secretary, directors' fees and reasonable expenses in connection with attendance at meetings of CityFed's Board of Directors, reasonable and necessary fees for outside auditing services, taxes, transfer fees, and rent and utilities for CityFed's offices in Florida and Massachusetts, reasonable corporate legal fees, and reasonable defense costs, attorneys' fees and/or disbursements in connection with the First RTC Action and, relating only to the defense of CityFed, with respect to the action originally filed in the United States District Court for the Northern District of California captioned RIDDER, ET AL. V. CITYFED FINANCIAL CORP., C92-4649-BAC, which was dismissed without prejudice and refiled in the N.J. Court captioned RIDDER, ET AL. V. CITYFED FINANCIAL CORP., (Case No. 93-1676) (HLS) ("Ridder Action"). Pursuant to the Expense Agreement, CityFed had been giving a monthly accounting of such expenditures to the RTC, and the RTC had the right to apply to the N.J. Court in the First RTC Action for an appropriate Order to prohibit such expenditures.

              CityFed agreed in the Expense Agreement to give the RTC written notice prior to making any payment of extraordinary expenses of more than $5,000 and of any payment on behalf of CityFed (other than with respect to the First RTC Action and the Ridder Action) and/or on behalf of any individual or individuals with respect to whom CityFed is obligated under its Bylaws to make such payment for defense costs, attorneys' fees and/or disbursements with respect to any other then-pending or threatened, or subsequently initiated or threatened, civil or administrative investigation, action or proceeding. The RTC had the right to make an application to the N.J. Court to prohibit the payment of such extraordinary expenses of more than $5,000 and such defense costs, attorneys' fees and/or disbursements.

              By its terms, the Expense Agreement remained in full force and effect until (a) it was terminated by mutual agreement of CityFed and the RTC in writing, (b) it was terminated by an order of the N.J. Court or (c) the N.J. Court entered a final order with respect to the RTC's claim against CityFed in the First RTC Action regarding the Stipulation.

              On September 30, 1993, CityFed was advised by OTS staff that it intended to recommend that the OTS initiate an administrative enforcement proceeding against CityFed. The OTS staff reaffirmed its intention to recommend that the OTS initiate such a proceeding in meetings between OTS staff and representatives of CityFed in April 1994. In light of this, and at the request of the RTC and CityFed, the N.J. Court entered several successive orders staying the First RTC Action from October 1993 through June 1994. The Orders staying the First RTC Action did not affect the Expense Agreement, except that the Orders provided that the Expense Agreement would terminate upon the effective date of any order issued by the OTS, or of any consent order or agreement between the OTS and CityFed, that addressed the subject matter of the Expense Agreement. In light of the filing by the OTS of the Notice of Charges on June 2, 1994, the RTC and CityFed agreed to (1) a Consent Order Dismissing Claims Against Defendant CityFed Financial Corp. Without Prejudice, which provides for the dismissal without prejudice of the RTC's claim against CityFed in the First RTC Action, and which was entered as an Order of the N.J. Court on July 19, 1994; and (2) a Tolling Agreement, effective as of July 11, 1994, pursuant to which CityFed and the RTC agreed (a) to toll, during the pendency of the OTS' proceeding against CityFed, the running of the statute of limitations with respect to the claims the RTC had asserted against CityFed in the First RTC Action and (b) that, if the OTS' proceeding against CityFed results in a determination that the Stipulation was void and/or unenforceable as a matter of law, or that CityFed did not violate the Stipulation, the RTC would be bound by such determination.

              The RTC also sought, in its complaint in the First RTC Action, to recover damages in excess of $130 million from two former officers of City Federal resulting from their alleged negligence, gross negligence, breach of fiduciary duty and other duties and other wrongful and improper conduct while serving as officers of City Federal in connection with the approval, funding, management, oversight and workout of two large acquisition, development and construction loans for two projects located in Florida, Grand Harbor ("Grand Harbor") and Woodfield Country Club Estates ("Woodfield"). On February 9, 1993, upon motion of CityFed in the First RTC Action, the N.J. Court entered an order severing the RTC's claims against CityFed from the RTC's claims against the two former officers of City Federal.

              SECOND RTC ACTION - On April 26, 1993, the RTC, in its capacity as receiver for City Savings, filed the Second RTC Action in the N.J. Court against John W. Atherton, Jr., Gordon E. Allen, Alfred
              J. Hedden, Peter R. Kellogg, John Kean, Gilbert G. Roessner, George E. Mikula and James P. McTernan, all former directors and/or officers of City Federal. In its initial complaint in the Second RTC Action, the RTC sought to recover damages in excess of $130 million for alleged negligence, gross negligence and breach of fiduciary duties by the defendants in connection with the Grand Harbor and Woodfield loans. Although the Second RTC Action was filed separately from the First RTC Action, the N.J. Court consolidated the two actions for administrative purposes. As a result of such consolidation, the claims in the First and Second RTC Actions relating to the Grand Harbor and Woodfield loans are proceeding and being considered together.

              On June 17, 1993, the RTC filed a First Amended Complaint ("First Amended Complaint") in the Second RTC Action that named as additional defendants in the Second RTC Action Victor A. Pelson and Marshall M. Criser, two former directors of City Federal. With the exception of the addition of Messrs. Pelson and Criser as defendants, the substance of the First Amended Complaint is identical to the complaint filed by the RTC on April 26, 1993.

              On November 15, 1993, the N.J. Court granted the motions of several of the defendants to dismiss the RTC's First Amended Complaint to the extent it alleged a cause of action for simple negligence. On December 15, 1993, the RTC filed a Second Amended Complaint ("Second Amended Complaint") in the Second RTC Action, alleging gross negligence and breach of duty against the defendants named in the Second RTC Action in connection with the Grand Harbor and Woodfield loans, and also in connection with the Port Liberte loan ("Port Liberte"), a large real estate development loan in New Jersey that had not been mentioned in the First RTC Action or in the initial complaint or the First Amended Complaint in the Second RTC Action. The Second Amended
              Complaint, with the addition of allegations regarding Port Liberte, seeks damages in excess of $200 million (as compared to $130 million in the First Amended Complaint).

              The RTC filed an interlocutory appeal with the United States Court of Appeals for the Third Circuit ("Third Circuit") from the N.J. Court's November 15, 1993 Orders in the Second RTC Action that dismissed the RTC's First Amended Complaint to the extent it alleged a cause of action for simple negligence. On June 23, 1995, the Third Circuit reversed the N.J. Court's November 15, 1993 Orders. On December 12, 1995, several of the defendants in the Second RTC Action filed with the Supreme Court of the United States a petition for a writ of certiorari for the Supreme Court to review the Third Circuit's decision. On April 15, 1996, the Supreme Court granted the petition for writ of certiorari. Under the current schedule, briefs are to be filed with the Supreme Court in July and August, and the case (the "Supreme Court Case") is to be heard during the Court's October term.

              On January 29, 1994, several of the defendants in the Second RTC Action filed a motion to dismiss the Port Liberte claims ("Port Liberte Motion") contained in the Second Amended Complaint on the ground that such claims are barred by the statute of limitations. The N.J. Court denied the Port Liberte Motion by order entered May 3, 1994.

              On June 2, 1994, several of the defendants in the Second RTC Action filed Answers ("Answers") to the RTC's Second Amended Complaint. The Answers denied many of the allegations made by the RTC in the Second Amended Complaint. The Answers also included several affirmative defenses. On September 9, 1994, the N.J. Court granted the RTC's motion to strike the affirmative defenses.

              On January 2, 1996, the Federal Deposit Insurance Corporation ("FDIC"), the statutory successor to the RTC, filed a Third Amended Complaint ("Third Amended Complaint") in the Second RTC Action. The Third Amended Complaint alleges that the defendants in the Second RTC Action are liable for negligence as well as gross negligence and breach of fiduciary duty under federal common law. In all other respects, the Third Amended Complaint is identical to the Second Amended Complaint. On February 14, 1996, some of the defendants in the Second RTC Action filed a motion to dismiss the Third Amended Complaint. The hearing on that motion, which had been set for April 15, 1996, was postponed in light of a number of settlements in the Second RTC Action.

              CityFed is aware that several of the defendants in the Second RTC Action have settled with the RTC or FDIC. To CityFed's knowledge, the defendants who have entered into settlement agreements with the RTC or FDIC to date are Victor Pelson, John Kean, Marshall Criser, Alfred Hedden, Gilbert Roessner, Gordon Allen and Peter Kellogg. The settlement agreement for Mr. Pelson includes a waiver by him of his indemnification claim against
              CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, but only if the OTS and CityFed settle the administrative proceeding or final judgment is entered against CityFed in the proceeding. Mr.
              Pelson is paying the RTC $650,000 to settle the Second RTC Action. The settlement agreements for Messrs. Kean, Criser, Hedden and Roessner include (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, are $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $250,000 for Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Messrs. Allen and Kellogg retained their rights to seek indemnification from CityFed for settlement payments they make to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action, and Mr. Kellogg agreed to pay $3,000,000. Because of their settlements with the RTC or FDIC, Messrs. Criser, Hedden, Roessner, Allen and Kellogg have withdrawn as petitioners in the Supreme Court Case, leaving Mr. Atherton as the sole remaining petitioner. CityFed understands that the FDIC has engaged in discussions with George Mikula, James McTernan, Richard Simmons and Michael DeFreytas that may lead to a settlement of the Second RTC Action with respect to each of them.

              For further information regarding indemnification claims against CityFed, see "Indemnification Claims" below.

              INDEMNIFICATION CLAIMS - The Bylaws of CityFed, inter alia, obligate CityFed to indemnify, to the fullest extent authorized by the Delaware General Corporation Law, any person who is made or threatened to be made a party to or becomes involved in an action by reason of the fact that he or she is or was an employee of CityFed or one of its subsidiaries, and to pay on his or her behalf expenses incurred in defending such an action prior to the final disposition of such action; provided that expenses incurred by an officer or director may be paid in advance only if such person delivers an undertaking to CityFed to repay such amounts if it ultimately is determined that the person is not entitled to be indemnified under CityFed's Bylaws and the Delaware General Corporation Law. These undertakings are generally not secured. Consequently, CityFed may become obligated to indemnify such persons for their expenses incurred in connection with any such action and to advance legal expenses incurred by such persons prior to the final disposition of any such action. In addition to any amounts paid on behalf of such person for expenses incurred in connection with such an action, CityFed may also have further indemnification responsibilities to the extent damages are assessed against such a person.

              As described above, CityFed and several former directors and/or officers of City Federal have been named as defendants or respondents in the First and Second RTC Actions and in the Notice of Charges. Many of these former directors and/or officers of

              City Federal have requested CityFed to indemnify them and to advance expenses to them in connection with these matters. A special committee of CityFed's Board of Directors, comprised of directors who have not been named in the First or Second RTC
              Actions, was established to consider this request for indemnification and advancement of expenses. On the advice of counsel to the special committee, CityFed has advanced reasonable defense costs to such former directors and officers.

              In addition to the First and Second RTC Actions, the Notice of Charges, the Ridder Action and the "Indemnification Claims Relating to Deferred Compensation Plans" (described below), CityFed is currently aware of several other legal actions and matters with respect to which current or former officers, directors or employees of CityFed or its former subsidiaries have requested that CityFed advance expenses and indemnify them. Except for the indemnification requests relating to the Notice of Charges (which CityFed's Board of Directors has not yet considered), CityFed has generally agreed to advance expenses in connection with these requests, except where certain preconditions to advancement and indemnification have not been met or where advancement and indemnification may not be warranted under applicable law.

              Because of the Temporary Order and the Escrow Agreement, CityFed is not continuing to advance expenses in connection with any of the indemnification and advancement requests referred to above. It is not yet clear whether, as a result of the Third Circuit's decision in the Ridder Action discussed below, CityFed will be required, notwithstanding the existence of the Temporary Order and the Escrow Agreement, to advance expenses to the defendants in the Ridder Action, and to current or former officers, directors and employees of CityFed who are parties in other actions or proceedings, including the Second RTC Action, the Injunction Action, the D.C. Appeal, and proceedings relating to the Notice of Charges and the Temporary Order. It is also not yet clear whether CityFed will be required to make payments of legal fees and expenses to the individuals who have settled with the RTC in the Second RTC Action or to make payments to the RTC in respect of the indemnification claims assigned to the RTC by some of the individuals who have settled with the RTC. For more information regarding these settlements and assignments of indemnification rights, see "Second RTC Action" above.

              CityFed received a letter dated June 21, 1995, from Skadden, Arps, Slate, Meagher & Flom ("Skadden"), which is counsel for Gordon Allen, Marshall Criser, Edwin Halkyard, Peter Kellogg, William Liffers and Victor Pelson ("Outside Directors"), who are or were parties to one or more of the following matters (collectively, the "Cases"): (1) the Second RTC Action; (2) the Injunction Action and D.C. Appeal; and (3) the administrative enforcement proceeding brought by the OTS against CityFed and the

              Respondents. In the letter, the Outside Directors demanded that, pursuant to CityFed's Bylaws and Restated Certificate of Incorporation, and in light of the Order issued in the Ridder Action described below, CityFed pay all outstanding invoices from Skadden for legal services rendered to the Outside Directors in connection with the Cases. The letter states that, if CityFed refuses to make the payments demanded, the Outside Directors will consider taking appropriate legal action to enforce their rights. CityFed received a similar letter from Venable, Baetjer, Howard & Civiletti, counsel for John Kean, who was a party to the Second RTC Action. CityFed is currently considering what action to take in response to these letters. CityFed expects that it may receive other, similar letters demanding payment from other current or former directors and officers who are parties to one or more of the Cases.

              Through March 31, 1996, CityFed received but has not paid bills totaling $3,889,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

              CityFed does not know whether all current or former officers, directors or employees of CityFed or its former subsidiaries who are or were involved in actions or proceedings will request advancement or payment of legal expenses and indemnification or, if requested, whether they will be entitled to advancement of expenses or indemnification. CityFed also does not know whether the RTC will request payment on the indemnification claims assigned to it by individuals who have settled with the RTC in the Second RTC Action, as described above. Thus, it is not possible for CityFed to estimate with any accuracy the probable amount or range of liability relating to current or potential indemnification claims pursuant to CityFed's Bylaws, although the amount of such claims could be material.

              Certain insurance policies may provide coverage to CityFed for indemnification payments made by CityFed. These policies, subject to certain exclusions, limitations and loss participation provisions, provide coverage to CityFed for amounts that it may be obligated to pay to indemnify its current and former directors and officers, and in some cases also provide coverage to the directors and officers of CityFed directly for covered losses resulting from claims made against CityFed's directors and officers for certain wrongful acts. Under the insurance policies, CityFed would be required, prior to any payment by the insurers to it, to absorb a retention amount equal to the first $4 million of each covered loss unless it is unable to do so by reason of insolvency.

              The insurers have denied coverage with respect to the claims made against the directors and officers in the First and Second RTC Actions. Consequently, CityFed may not be reimbursed by the insurers for any expenses advanced or indemnification payments made to these individuals in the First and Second RTC Actions.

              See Item 2., "Management's Discussion and Analysis or Plan of Operation" for a description of the contingency reserves, and the charges and additional reserves posted in the three month period ended March 31, 1996, relating to the matters described under "Commitments and Contingencies."

              RIDDER ACTION - On or about April 19, 1993, Willem Ridder, John Hurst, Lyndon Merkle and Gregory DeVany, former employees of City Collateral and Financial Services, Inc., a subsidiary of City Federal, commenced the Ridder Action by filing a complaint against CityFed in the N.J. Court. (A substantially similar complaint was previously filed in the United States District Court for the Northern District of California. CityFed challenged jurisdiction and the plaintiffs voluntarily dismissed that action. The complaint was thereafter refiled in New Jersey.) The plaintiffs seek advancement and indemnification of their legal costs and expenses incurred in conjunction with an action brought against them by the RTC in the N.J. Court, RESOLUTION TRUST CORPORATION V. FIDELITY AND DEPOSIT COMPANY, ET AL., Civil Action No. 92-1003 (D.N.J.) ("F&D Action"), plus damages in an unspecified amount for physical and emotional distress, oppression, fraud and malice. The complaint in the Ridder Action does not include a request for a sum certain. On June 7, 1993, CityFed filed its answer to the complaint, denying that plaintiffs are entitled to any recovery. Although certain of the parties have exchanged documents, formal discovery has not yet commenced in the Ridder Action. However, plaintiffs filed a motion for summary judgment or, in the alternative, for a preliminary injunction as to their claims for advancement of expenses and indemnification.

              The N.J. Court denied the motion; however, on appeal the Third Circuit overturned the decision of the N.J. Court. Pursuant to its order and judgment, which were entered February 9, 1995, the Third Circuit held that the plaintiffs were entitled to receive advances of their costs of defense under CityFed's Bylaws as a matter of law. The Third Circuit directed the N.J. Court to issue an injunction requiring CityFed to advance plaintiffs' defense costs incurred in connection with the F&D Action in an amount to be agreed upon by the parties or, if the parties are unable to reach agreement, in an amount determined to be reasonable by the N.J. Court upon additional proceedings. On February 23, 1995, CityFed filed a petition requesting that the Third Circuit grant rehearing on issues relating to the relief granted. In particular, the petition requested that the Third Circuit reconsider the grant of injunctive relief on the basis that the Temporary Order effectively precludes CityFed from paying the costs of defense to its current and former officers and directors. In addition, the petition requested that the Third Circuit require plaintiffs to post security if an injunction is issued in plaintiffs' favor. On March 22, 1995, the Third Circuit denied CityFed's petition for rehearing. On July 3, 1995, the N.J. Court entered an Order ("Ridder Order") in the Ridder Action, directing CityFed to remit immediately to the plaintiffs in the Ridder Action $437,400, which represents legal fees incurred by the plaintiffs through December 31, 1994 in the Ridder Action and as defendants in the F&D Action, plus interest in the amount of $13,955.13. The Ridder Order also provides a procedure for the payment by CityFed of the legal fees incurred by the Ridder plaintiffs in the Ridder Action and the F&D Action from January 1, 1995, forward.

              Because of the Temporary Order, CityFed is unable unilaterally to make the payment required by the Ridder Order. On July 13, 1995, CityFed submitted the Ridder Order to the OTS and requested the permission of the OTS to pay the amounts CityFed is directed to pay in the Ridder Order, as well as permission to pay to the Ridder plaintiffs the sum of $601.84 in court costs, which CityFed had been directed to pay to the plaintiffs in a May 4, 1995 Order of the N.J. Court. On August 18, 1995, the OTS issued a Decision and Order ("OTS Order") denying this request by CityFed. On August 2, 1995, CityFed appealed the Ridder Order to the Third Circuit, arguing that the N.J. Court had abused its discretion by ordering CityFed to make a payment CityFed could not make because of the Temporary Order. On August 29, 1995, CityFed asked the Third Circuit to stay the Ridder Order pending the appeal from the Ridder Order, but the Third Circuit denied the request. The appeal was then fully briefed by the parties and argued to a panel of the Third Circuit on March 22, 1996. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the Ridder Order and directing that the matter be returned to the N.J. Court for further proceedings. Among the options available to the N.J. Court, noted the Third Circuit, were the possibility of staying any payment order pending completion of the OTS administrative proceedings or conditioning any payment obligation on CityFed's ability to obtain OTS approval. The Third Circuit also said the N.J. Court might consider reducing the payment obligation to judgment and permitting OTS to intervene in the proceedings. On May 1, 1996, the Ridder plaintiffs petitioned the Third Circuit for rehearing en banc, claiming that the Third Circuit panel's April 18, 1996 decision conflicts with the February 9, 1995 Third Circuit panel decision awarding indemnification to the Ridder plaintiffs. This petition is currently pending before the Third Circuit.

              In 1995, CityFed included $853,000 in its contingency reserve relating to the Ridder Action. See Item 2., "Management's Discussion and Analysis or Plan of Operation - Liquidity and

              Capital Resources." In the event that it is ultimately determined that plaintiffs are not entitled to indemnification, CityFed may be required to look solely to plaintiffs' unsecured undertakings for repayment of any advances.

              "SUPERVISORY GOODWILL" ACTION - On August 7, 1995, CityFed, acting in its own right and as shareholder of City Federal, filed a civil action in the United States Court of Federal Claims seeking damages for loss of "supervisory goodwill." The action is captioned CITYFED FINANCIAL CORP., IN ITS OWN RIGHT AND IN ITS CAPACITY AS SHAREHOLDER OF CITY FEDERAL SAVING BANK, BEDMINSTER, NEW JERSEY V. UNITED STATES OF AMERICA, No. 95-508C. CityFed filed this action under the rule of the Court of Federal Claims that permits the filing of a "Preliminary Complaint" when a plaintiff lacks access to information necessary to fully state its claim. CityFed believes that, as of December 7, 1989, City Federal had substantial amounts of supervisory goodwill on its books as a result of various acquisitions by City Federal of troubled depository institutions before that date, but without access to the records of City Federal, CityFed is unable to state in detail the nature or amount of its goodwill claim. CityFed's goodwill suit is presently stayed (as are all Court of Federal Claims supervisory goodwill cases) pending possible Supreme Court review of the recent decision of the United States Court of Appeals for the Federal Circuit in another supervisory goodwill case, WINSTART CORP. V. UNITED STATES, 64 F.3d 1531 (Fed. Cir.
              1995). The Winstar appeal was argued before the Supreme Court on April 24, 1996. The United States has moved in the Court of Federal Claims to have the Court adopt case management procedures for all of the pending goodwill cases. CityFed has opposed that motion in its goodwill case as inconsistent with the stay in that case and as premature in light of the pending decision by the Supreme Court.

              CLAIM OF A FORMER DIRECTOR AND OFFICER - As a result of the receivership of City Federal, City Federal has failed to pay Gilbert G. Roessner, a former director and officer of CityFed, the amounts owed to him under various deferred compensation arrangements City Federal had with him. He claims that CityFed is responsible for this amount (approximately $1.1 million as of November 1989). On April 30, 1991, special counsel to the Compensation Committee of CityFed's Board of Directors recommended to the full Board that no payments be made to Mr. Roessner currently, but that the Board keep Mr. Roessner's claim under advisement, to be reconsidered in light of then existing circumstances and any additional evidence provided by Mr. Roessner in support of his claim. The Board of Directors received the report of special counsel to the Compensation Committee.

              Pursuant to an agreement dated as of December 15, 1993 ("Funds Agreement"), among Mr. Roessner, the RTC as receiver for City

              Federal, and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), the RTC in January 1994 transferred $933,623.44 to an investment account at DLJ in Mr. Roessner's name. CityFed believes such funds, which represent a percentage of Mr. Roessner's deferred compensation claim against City Federal, serve to reduce the amount of Mr. Roessner's claim against CityFed.

              INDEMNIFICATION CLAIMS RELATING TO DEFERRED COMPENSATION PLANS - In September 1990, the RTC, as receiver for City Federal (and the new Federal mutual savings bank created to acquire all of the deposits and substantially all of the assets and indebtedness of City Federal), caused an action to be filed in the N.J. Court seeking the return of approximately $3.1 million (since reduced to $1.9 million) in deferred compensation paid by City Federal to certain officers, directors and employees of City Federal, some of whom are or were also officers, directors or employees of CityFed. Pursuant to the Delaware General Corporation Law and the Bylaws of CityFed, CityFed agreed to pay the defendants' legal fees in connection with their defense of the litigation.

              A settlement agreement, under which the defendants were to pay $790,000, was entered into by the parties in June 1993 (of which $114,000 was in the form of promissory notes from two defendants payable over four years). This settlement agreement concluded the case.

              In July 1993, one of the defendants requested that CityFed reimburse him for the settlement payments made by him under the settlement agreement. CityFed has not responded to the request. It is likely that CityFed will receive similar requests from the other parties to the settlement. CityFed's liability to the individuals remains to be determined.

              TAX LIABILITIES - As required by Internal Revenue Service ("IRS") Notice 89-102, CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. The Federal income taxes for City Federal and the successor institutions for the 1991 and 1992 tax years substantially exceed the assets of CityFed. Due to the uncertainty under the federal income tax laws regarding CityFed's federal income tax liability, CityFed, after consulting with its tax accountants, has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed for its 1991, 1992, 1993 and 1994 tax years. While CityFed's position is not free from doubt, regulations under Section 597 of the Code provide for an election for CityFed not to file a consolidated return. CityFed anticipates taking all appropriate action to support its position.

              CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At March 31, 1996, the Company had a $6,805,000 contingency reserve representing the current estimate of the minimum expenses relating to pending litigation. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims. The reserve, however, does not include provisions for trial-related expenses (other than with respect to the OTS administrative proceeding relating to the Notice of Charges and the Temporary Order), settlements (other than negotiated settlements) or adverse judgments (other than amounts relating to the Ridder Action) as CityFed is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of CityFed's contingency reserve:


              Balance - December 31, 1995       $3,987,000

              Charges                            1,132,000
              Provision                          3,950,000
                                                ----------

              Balance - March 31, 1996          $6,805,000
                                                ==========

     Item 2.  Management's Discussion and Analysis or Plan of Operation.

     General

              On December 7, 1989, the Office of Thrift Supervision appointed the Resolution Trust Corporation ("RTC") as receiver for City Federal Savings Bank ("City Federal"), the sole subsidiary of CityFed Financial Corp. ("CityFed" or the "Company"). A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created, which acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed no longer controls City Federal and has no control over City Savings.

              As a result of this action, the financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect CityFed's interest in City Federal as discontinued operations.

              Because City Federal was placed in receivership, CityFed's current interest in City Federal is a claim against the receivership estate for the proceeds, if any, of the receivership estate of City Federal that remain after all creditors, including the RTC, have been paid. Receipt of any payment for such claim is remote. For a fuller description of the receivership, see
              Item 1., "Business" in CityFed's 1995 Form 10-KSB.

              Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to CityFed's financial statements for the three months ended March 31, 1996. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of
              CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed only has one full-time employee and one small office.

              Due to the nature of its assets at and subsequent to December 8, 1989, CityFed may be deemed to fall within the definition of an "investment company" under the Investment Company Act of 1940, as amended ("1940 Act"), from that date to the present. To resolve any question regarding its current status under the 1940 Act, CityFed filed an application on October 19, 1990 with the Division of Investment Management of the Securities and Exchange Commission ("SEC") for an order exempting it from certain provisions of the 1940 Act and certain rules and regulations thereunder. This application was amended on September 23, 1993, January 18, 1994 and March 1, 1994. The application was granted under Sections 6(c) and (e) of the 1940 Act on March 15, 1994. Under the order granting the application ("1940 Act Order"), CityFed was not required to register as an investment company. However, CityFed and other persons in their transactions and relations with CityFed are, under the terms of the 1940 Act Order, subject to Sections 9, 17(a), 17(d), 17(e), 17(f), 36 through 45 and 47 through 51 of the 1940 Act, and the rules thereunder, as if CityFed were a registered investment company, except insofar as permitted by the 1940 Act Order. The 1940 Act Order exempted CityFed from having to register as an investment company until the earlier of March 15, 1995 or such time as CityFed would no longer be required to register as an investment company. On February 28, 1995, an Order was issued extending the requested exemption until February 28, 1996 and, on February 21, 1996, an Order was issued extending the requested exemption until February 21, 1997.

     Liquidity and Capital Resources

              At March 31, 1996, CityFed  had $8,997,000 in assets,  $10,754,000 in total liabilities and $1,757,000 in negative stockholders' equity. At December 31, 1995, CityFed had $9,002,000 in assets, $6,866,000 in total liabilities and $2,136,000 in stockholders' equity. However, as discussed in Note 4 to CityFed's financial statements for the three months ended March 31, 1996 and under
              Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1995 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

              While CityFed's liquidity is expected to be sufficient to meet litigation, indemnification and administrative expenses over the next twelve months, any substantial indemnification expense, settlement or judgment could reduce liquidity to a level that would jeopardize the continuation of the Company's activities.

              As discussed above, since the receivership of City Federal, CityFed initially marshaled its assets and has been, and currently is, in the process of determining its liabilities. To maintain the value of CityFed's existing assets while this process is ongoing, CityFed has invested in income producing instruments. Funds are invested so that they are convertible into cash in a reasonably short time with minimal, if any, loss of principal.

              Since the receivership of City Federal, CityFed has invested and will continue to invest substantially all its funds in securities with a maturity of one year or less. These consist of U.S. government or agency securities, commercial paper, bank certificates of deposit, money market mutual funds and corporate debt obligations. Repurchase agreements may only be entered into using U.S. government securities as collateral. Non-governmental or agency investments are purchased only if they are rated in one of the two highest categories by an established rating agency. Investments in the corporate debt securities of any one issuer are limited to $2,500,000. Under the terms of the Escrow Agreement (defined below), changes in these investment policies require the approval of the Board of Directors of CityFed and the OTS.

              Under the terms of the 1940 Act Order, CityFed may not purchase or otherwise acquire any additional securities other than securities that are rated investment grade or higher by a nationally recognized statistical rating organization or, if unrated, deemed to be of comparable quality under guidelines
              approved  by   CityFed's  Board  of  Directors,   subject  to  two
              exceptions:

                               (a) CityFed may make an equity investment in issuers that are not investment companies as defined in
                      Section 3(a) of the 1940 Act (including issuers that are not investment companies because they are covered by a specific exclusion from the definition of investment company under Section 3(c) of the 1940 Act other than
                      Section 3(c)(1)) in connection with the possible acquisition of an operating business as evidenced by a resolution approved by CityFed's Board of Directors; and

                               (b) CityFed may invest in one or more money market mutual funds that limit their investments to "Eligible Securities" within the meaning of Rule 2a-7(a)(5) promulgated under the 1940 Act.

              The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains reserves for CityFed's pending litigation expenses, which, at March 31, 1996, were $6,805,000 and, at December 31, 1995, were $3,987,000.

              The litigation costs included in the reserves are difficult to project and will be affected by whether these matters are settled or whether the actions will proceed to trial. The reserves reflect expected costs to defend the claims up to, but not including, the costs of any trial-related expenses (except as described below). The reserves also do not include the costs of any settlements (other than negotiated settlements) or adverse judgments, except that the contingency reserve now also includes amounts relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1995 Form 10-KSB for a description of the major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending litigation matters (but not any trial-related expenses or the costs of any potential settlements or adverse judgments other than those relating to the Ridder Action), no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

              On October 26, 1994, CityFed and the OTS entered into an Escrow Agreement ("Escrow Agreement") with CoreStates Bank, N.A.
              ("CoreStates") pursuant to which CityFed transferred substantially all of its assets to CoreStates for deposit into an escrow account to be maintained by CoreStates. Pursuant to the Escrow Agreement, CoreStates executes a wire transfer of $15,000 from the escrow account to CityFed on the first business day of every month. The Escrow Agreement provides that CityFed may sell and purchase securities in the escrow account, and that CoreStates will be paid a fee of $2,500 per year, plus reimbursement for out of pocket expenses, for serving as escrow agent. CityFed's assets in the escrow account continue to be invested in money market instruments with a maturity of one year or less and money market mutual funds. Withdrawals or disbursements from the escrow account are not permitted without the written authorization of the OTS, other than for (1) the $15,000 monthly transfer to CityFed, (2) the disbursement of funds on account of purchases of securities by CityFed and (3) the payment of the escrow fee and expenses to CoreStates. The Escrow Agreement also provides that CoreStates will restrict the escrow account in such a manner as to implement the terms of the Escrow Agreement and to prevent a change in status or function of the escrow account unless authorized by CityFed and the OTS in writing. CoreStates will provide to the OTS a copy of all statements regarding the escrow account provided to CityFed.

     Results of Operations

              CityFed recorded net income from continuing operations for the three months ended March 31, 1996 of $57,000. This compares to net income from continuing operations in the amount of $81,000 for the three months ended March 31, 1995.

              Interest on investments was $119,000 for the three months ended March 31, 1996 compared to $130,000 for the three months ended March 31, 1995 due primarily to the lower level of interest rates. Total expenses of $62,000 for the three months ended

              March 31, 1996 were less than the $66,000 for the same period in 1995 due primarily to a lower level of employee benefit expenses.

              CityFed recorded a net loss for the three months ended March 31, 1996 of $3,893,000. This compares to a net income in the amount of $81,000 for the three months ended March 31, 1995. The loss for the three months ended March 31, 1996 is primarily the result of the addition of $3,950,000 to the contingency reserve. No addition to the contingency reserve was made during the three months ended March 31, 1995.

              The net loss per share of $0.32 for the three months ended March 31, 1996, compares to $0.11 for the three months ended March 31, 1995. In both periods the net loss per share is after the deduction of unpaid preferred dividends of $2,159,000. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                             PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.

              See Note 4 to CityFed's financial statements for the three months ended March 31, 1996 for a description of currently pending litigation.

     Item 2. Changes in Securities.

              None.

     Item 3. Defaults Upon Senior Securities.

              (a) None.

              (b)  CityFed's  $2.10  Cumulative  Convertible   Preferred  Stock,
              Series B, par value $25.00 per share ("Series B Stock"), is required to pay quarterly dividends at a rate of $.525 per share on March 1, June 1, September 1 and December 1 of each year. CityFed's Series C Junior Preferred Stock, Cumulative, par value $0.01 per share ("Series C Stock"), is required to pay quarterly dividends at a rate of $0.10 per share on March 15, June 15, September 15 and December 15 of each year. The dividends on both the Series B and the Series C Stock are cumulative. The Series C Stock is junior to the Series B Stock in the payment of dividends.

              Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B

              Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of March 31, 1996, the aggregate deficiency on the Series B Stock was approximately $36.0 million and the aggregate deficiency on the Series C Stock was approximately $22.3 million.

     Item 4. Submission of Matters to a Vote of Security Holders.

              None.

     Item 5. Other Information.

              None.

     Item 6. Exhibits and Reports on Form 8-K.

              (a)     Exhibits

              11.     Statement Regarding the Computation of Per Share Loss.

              27.     Financial Data Schedule.

              (b)     Reports on Form 8-K

              A Report on Form 8-K, dated January 22, 1996, was filed on March 4, 1996, reporting, under Item 5, that on February 1, 1996, the ALJ presiding over the OTS's administrative proceeding against CityFed and the Respondents issued a Prehearing Order granting the OTS's Motion for Partial Summary Disposition with respect to CityFed and denying CityFed's Motion for Partial
              Summary Disposition of the OTS's Assessment of Civil Money Penalties and CityFed's Cross-Motion for Summary Adjudication. The Prehearing Order also denied the Respondents' Motion for Partial Summary Disposition. In the Prehearing Order, the ALJ concluded that CityFed's retention of dividends and other funds received from its former subsidiary, City Federal, constitutes "unjust enrichment" within the meaning of 12 U.S.C. Section 1818(b)(6) and that the Stipulation CityFed provided to the FSLIC in December 1984 regarding maintenance of the net worth of City Federal is enforceable by the OTS against CityFed.

                                     SIGNATURES

              In  accordance with  the  requirements  of the  Exchange  Act, the
     registrant  caused  this  report  to  be  signed   on  its  behalf  by  the
     undersigned, thereunto duly authorized.



                                       CITYFED FINANCIAL CORP.



                                   By: /s/ John W. Atherton, Jr.
                                       -------------------------
                                       John W. Atherton, Jr.
                                       President, Chief Executive Officer
                                         and Treasurer (Principal Executive
                                         and Financial Officer)


     Date:  May 15, 1996