Form 10QSB
period 1996-06-30
CITYFED FINANCIAL CORP
filed 1996-08-14
CIK 744765

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549
                                     FORM 10-QSB

     [Mark one]

     [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       OR

     [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

     Commission file number   0-13311

                               CityFed Financial Corp.
          (Exact name of small business issuer as specified in its charter)

                      Delaware                             22-2527684
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)             Identification No.)

             PO Box 3126, Nantucket, MA                      02584
      (Address of principal executive offices)             (Zip Code)
                                    (508) 228-2366
                             (Issuer's telephone number)

     Check  whether the issuer  (1) filed  all reports  required to be  filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number  of shares outstanding of each  of the issuer's classes of
     common  equity, as of  the latest practicable date.   As of  July 31, 1996,
     the number of shares of outstanding common stock was 18,714,646.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                            PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.

     CITYFED FINANCIAL CORP.

     STATEMENTS OF FINANCIAL CONDITION
     June 30, 1996 and December 31, 1995
     (Dollars in Thousands)
                                                                                  June 30, 1996     December 31,
                                                                                   (Unaudited)          1995
      ASSETS

      CASH                                                                    $           6     $         14
      INVESTMENT SECURITIES - At amortized cost (Market Value:
               June 30, 1996, $8,788; December 31, 1995, $8,833)                      8,858            8,836
      OTHER ASSETS                                                                      158              152
                                                                               ------------     ------------
                                                                               $      9,022     $      9,002
      TOTAL ASSETS                                                             ============     ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES:
               Contingency reserve                                             $      6,726      $     3,987
               Other liabilities                                                      4,211            2,879
                                                                               ------------      -----------
               Total liabilities                                                     10,937            6,866
                                                                               ------------      -----------
      STOCKHOLDERS' EQUITY:
         Preferred stock, 30,000,000 shares authorized:
               $2.10 cumulative convertible, Series B, $25.00 par
               value, issued and outstanding: 2,539,400 in 1996 and
               1995                                                                  63,485           63,485
               Series C Junior, cumulative, $.01 par value,
               liquidation preference $3.00 per share, shares issued
               and outstanding:  8,257,079 in 1996 and 1995                              82               82
         Common stock, $.01 par value, 100,000,000 shares authorized, issued:  18,913,646 in 1996 and 1995, outstanding:
               18,714,646 in 1996 and 1995                                              188              188
         Additional paid-in capital                                                 108,854          108,854
         Accumulated deficit                                                       (173,524)        (169,473)
         Treasury stock (199,000 shares of common stock)                             (1,000)          (1,000)
                                                                               ------------      -----------

                                                                                     (1,915)           2,136
            Total stockholders' equity                                         ------------      -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'                                      $      9,022      $     9,002
        EQUITY                                                                 ============      ===========

      See notes to financial statements.





     CITYFED FINANCIAL CORP.

     STATEMENTS OF OPERATIONS
     Six Months Ended June 30, 1996 and 1995
     (Dollars in Thousands, Except Per Share Data)
     (Unaudited)
                                                     Three Months Ended            Six Months Ended
                                                     -----------------             ----------------
                                                          June 30,                     June 30,
                                                          --------                     --------
                                                    1996           1995           1996          1995
      INCOME:
      Interest on investments               $        117    $       136    $      236     $     266
      Other                                            1             44             1            61
                                            ------------     ----------    ----------    ----------

      Total income                                   118            180           237           327
                                            ------------     ----------    ----------    ----------

      EXPENSES:
      Compensation and employee benefits              30             27            61            62
      Other operating expenses                        46             16            77            47
                                            ------------      ---------    ----------    ----------
      Total expenses                                  76             43           138           109
                                            ------------      ---------    ----------    ----------

      INCOME FROM CONTINUING OPERATIONS               42            137            99           218

      LOSS FROM DISCONTINUED OPERATIONS              200            700         4,150           700
                                            ------------      ---------    ----------     ---------

      NET LOSS                              $       (158)      $   (563)    $  (4,051)     $   (482)
                                            ============      =========    ==========     =========

      NET LOSS AVAILABLE FOR COMMON
         STOCKHOLDERS                            $(2,317)       $(2,722)      $(8,369)      $(4,800)

      LOSS PER SHARE:
               From continuing operations       $ (0.11)       $ (0.11)       $ (0.23)      $ (0.22)
               From discontinued operations     $ (0.01)       $ (0.04)       $ (0.22)      $ (0.04)
               Net loss                         $ (0.12)       $ (0.15)       $ (0.45)      $ (0.26)

      AVERAGE SHARES OUTSTANDING              18,714,646     18,714,646    18,714,646    18,714,646

      DIVIDENDS PER COMMON SHARE                     -              -             -             -

      See notes to financial statements.


     CITYFED FINANCIAL CORP.

     STATEMENTS OF CASH FLOWS
     Six Months Ended June 30, 1996 and 1995
     (Dollars in Thousands)                                                          Six Months Ended June 30,
     (Unaudited)                                                             ----------------------------------------
                                                                             1996                                1995
                                                                             ----                                ----
      CASH FLOWS FROM OPERATING ACTIVITIES:
               Interest received                                       $      168                          $      305
               Operating expenses                                            (219)                               (305)
               Other income                                                     1                                  61
                                                                       ----------                          ----------
                Net cash (used in) provided by                                (50)                                 60
                operating activities                                   ----------                          ----------

      CASH FLOWS FROM INVESTING ACTIVITIES:
               Decrease (increase) in investment
               securities                                                      46                                 (82)
               Other - net                                                     (4)                                -
                                                                       ----------                          ----------
               Net cash provided by (used in)                                  42                                 (82)
                  investing activities                                 ----------                          ----------

      NET DECREASE IN CASH                                                      8                                  22

                                                                               14                                  52
      CASH AT BEGINNING OF PERIOD                                      ----------                         -----------

                                                                       $        6                         $        30
      CASH AT END OF PERIOD                                            ==========                         ===========

      RECONCILIATION OF NET INCOME TO NET CASH
      (USED IN) PROVIDED BY OPERATING ACTIVITIES:
               Net loss                                                 $  (4,051)                          $    (482)
               Loss from discontinued operations                            4,150                                 700
               Contingency reserve payments                                   (65)                                (98)
               Accrued income and expense                                     (84)                                (60)
                                                                        ---------                           ---------

      NET CASH (USED IN) PROVIDED BY OPERATING                               $(50)                          $      60
         ACTIVITIES                                                     =========                           =========

               See notes to financial statements.


     CITYFED FINANCIAL CORP.

     NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)

     1. Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision (the "OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At June 30, 1996, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

     3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock,

              Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of 52.5 cents per share. Dividends on both series of the Company's preferred stock are cumulative. At June 30, 1996, dividends in arrears were $37.3 million and $23.1 million on the Company's Series B and Series C Stock, respectively.

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

              On March 27, 1996, CityFed filed a motion for reconsideration of the ALJ's Prehearing Order. On April 26, 1996, the OTS filed a memorandum in opposition to CityFed's motion for reconsideration. On May 29, 1996, the ALJ denied CityFed's motion for reconsideration. On June 12, 1996, CityFed moved for interlocutory review by the Acting Director of the OTS of the conclusions in the Prehearing Order. If the Acting Director were to affirm the conclusions in the Prehearing Order, CityFed would intend to seek review of that decision in the United States Court of Appeals and, if necessary, to seek from the Supreme Court of the United States a review of any adverse decision from the Court of Appeals. However, following the Acting Director's decision, it may be necessary to have the matter progress to a hearing and a final order before review by the Court of Appeals is possible. If the conclusions in the Prehearing Order are not ultimately reversed, CityFed may be required to turn over to the OTS all or substantially all of CityFed's assets.

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

              The RTC filed an interlocutory appeal with the United States Court of Appeals for the Third Circuit ("Third Circuit") from the N.J. Court's November 15, 1993 Orders in the Second RTC Action that dismissed the RTC's First Amended Complaint to the extent it alleged a cause of action for simple negligence. On June 23, 1995, the Third Circuit reversed the N.J. Court's November 15, 1993 Orders. On December 12, 1995, several of the defendants in the Second RTC Action filed with the Supreme Court of the United

              States a petition for a writ of certiorari for the Supreme Court to review the Third Circuit's decision. On April 15, 1996, the Supreme Court granted the petition for writ of certiorari. Briefs have been filed with the Supreme Court, and the case ("Supreme Court Case") is expected to be heard during the Court's upcoming October term.

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

              On January 2, 1996, the Federal Deposit Insurance Corporation ("FDIC ), the statutory successor to the RTC, filed a Third Amended Complaint ("Third Amended Complaint") in the Second RTC Action. The Third Amended Complaint alleges that the defendants in the Second RTC Action are liable for negligence as well as gross negligence and breach of fiduciary duty under federal common law. In all other respects, the Third Amended Complaint is identical to the Second Amended Complaint. On February 14, 1996, some of the defendants in the Second RTC Action filed a motion to dismiss the Third Amended Complaint. The hearing on that motion that had been set for April 15, 1996, was postponed indefinitely in light of a number of settlements in the Second RTC Action.

              CityFed is aware that all of the defendants in the Second RTC Action other than John W. Atherton, Jr. have settled with the RTC or FDIC. The settlement agreement for Victor Pelson includes a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, but only if the OTS and CityFed settle the administrative proceeding or final judgment is entered against CityFed in the proceeding. Mr. Pelson is paying the RTC $650,000 to settle the Second RTC Action. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner include (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, are $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $250,000 for Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they make to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action, and Mr. Kellogg agreed to pay $3,000,000. Because of their settlements with the RTC or FDIC, Messrs. Criser, Hedden, Roessner, Allen and Kellogg have withdrawn as petitioners in the Supreme Court Case, leaving Mr. Atherton as the sole remaining petitioner. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments.

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

              Because of the Temporary Order and the Escrow Agreement, CityFed is not continuing to advance expenses in connection with any of the indemnification and advancement requests referred to above. It is not yet clear whether, as a result of the Third Circuit's decision in the Ridder Action discussed below, CityFed will be required, notwithstanding the existence of the Temporary Order and the Escrow Agreement, to advance expenses to the defendants in the Ridder Action, and to current or former officers, directors and employees of CityFed who are or were parties in other actions or proceedings, including the Second RTC Action, the Injunction Action, the D.C. Appeal, the Supreme Court Case, and proceedings relating to the Notice of Charges and the Temporary Order. It is also not yet clear whether CityFed will be required to make payments of legal fees and expenses to the individuals who have settled with the RTC or FDIC in the Second RTC Action or to make payments to the RTC or FDIC in respect of the indemnification claims assigned to the RTC or FDIC by some of the individuals who have settled with the RTC or FDIC. For more information regarding these settlements and assignments of indemnification rights, see "Second RTC Action" above.

              CityFed received a letter dated June 21, 1995, from Skadden, Arps, Slate, Meagher & Flom ("Skadden"), which is counsel for Gordon Allen, Marshall Criser, Edwin Halkyard, Peter Kellogg, William Liffers and Victor Pelson ("Outside Directors"), who are or were parties to one or more of the following matters (collectively, the "Cases"): (1) the Second RTC Action; (2) the Injunction Action and D.C. Appeal; (3) the Supreme Court Case;

              and (4) the administrative enforcement proceeding brought by the OTS against CityFed and the Respondents. In the letter, the Outside Directors demanded that, pursuant to CityFed's Bylaws and Restated Certificate of Incorporation, and in light of the Order issued in the Ridder Action described below, CityFed pay all outstanding invoices from Skadden for legal services rendered to the Outside Directors in connection with the Cases. The letter states that, if CityFed refuses to make the payments demanded, the Outside Directors will consider taking appropriate legal action to enforce their rights. CityFed received a similar letter from Venable, Baetjer, Howard & Civiletti, counsel for John Kean, who was a party to the Second RTC Action, as well as from Alfred J. Hedden and Gilbert G. Roessner, who were or are parties to the Cases. CityFed is currently considering what action to take in response to these letters. CityFed expects that it may receive other, similar letters demanding payment from other current or former directors and officers who were or are parties to one or more of the Cases.

              Through June 30, 1996, CityFed received but has not paid bills totaling $3,930,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

              CityFed does not know whether all current or former officers, directors or employees of CityFed or its former subsidiaries who are or were involved in actions or proceedings will request advancement or payment of legal expenses and indemnification or, if requested, whether they will be entitled to advancement of expenses or indemnification. CityFed also does not know whether the RTC or FDIC will request payment on the indemnification claims assigned to it by individuals who have settled with the RTC or FDIC in the Second RTC Action, as described above. Thus, it is not possible for CityFed to estimate with any accuracy the probable amount or range of liability relating to current or potential indemnification claims pursuant to CityFed's Bylaws, although the amount of such claims could be material.

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

              See Item 2., "Management's Discussion and Analysis or Plan of Operation" for a description of the contingency reserves, and the charges and additional reserves posted in the three month period ended June 30, 1996, relating to the matters described in this
              Note 4.

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

              Because of the Temporary Order, CityFed is unable unilaterally to make the payment required by the Ridder Order. On July 13, 1995, CityFed submitted the Ridder Order to the OTS and requested the permission of the OTS to pay the amounts CityFed is directed to pay in the Ridder Order, as well as permission to pay to the Ridder plaintiffs the sum of $601.84 in court costs, which CityFed had been directed to pay to the plaintiffs in a May 4, 1995 Order of the N.J. Court. On August 18, 1995, the OTS issued a Decision and Order ("OTS Order") denying this request by CityFed. On August 2, 1995, CityFed appealed the Ridder Order to the Third Circuit, arguing that the N.J. Court had abused its discretion by ordering CityFed to make a payment CityFed could not make because of the Temporary Order. On August 29, 1995, CityFed asked the Third Circuit to stay the Ridder Order pending the appeal from the Ridder Order, but the Third Circuit denied the request. The appeal was then fully briefed by the parties and argued to a panel of the Third Circuit on March 22, 1996. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the Ridder Order and directing that the matter be returned to the N.J. Court for further proceedings. Among the options available to the N.J. Court, noted the Third Circuit, were the possibility of staying any payment order pending completion of the OTS administrative proceedings or conditioning any payment obligation on CityFed's ability to obtain OTS approval. The Third Circuit also said the N.J. Court might consider reducing the payment obligation to judgment and permitting OTS to intervene in the proceedings. On May 1, 1996, the Ridder plaintiffs petitioned the Third Circuit for rehearing en banc, claiming that the Third Circuit panel's April 18, 1996, decision conflicts with the February 9, 1995, Third Circuit panel decision awarding indemnification to the Ridder plaintiffs. The Third Circuit denied the Petition for Rehearing on May 20, 1996.

              Although the matter is remanded to the N.J. Court for further action, the N.J. Court has yet to take any action.

              In 1996, CityFed included $853,000 in its contingency reserve relating to the Ridder Action. See Item 2., "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." In the event that it is ultimately determined that plaintiffs are not entitled to indemnification, CityFed may be required to look solely to plaintiffs' unsecured undertakings for repayment of any advances.

              "SUPERVISORY GOODWILL" ACTION - On August 7, 1995, CityFed, acting in its own right and as shareholder of City Federal, filed a civil action in the United States Court of Federal Claims seeking damages for loss of "supervisory goodwill." The action is captioned CITYFED FINANCIAL CORP., IN ITS OWN RIGHT AND IN ITS CAPACITY AS SHAREHOLDER OF CITY FEDERAL SAVING BANK, BEDMINSTER, NEW JERSEY V. UNITED STATES OF AMERICA, No. 95-508C. CityFed filed this action under the rule of the Court of Federal Claims that permits the filing of a "Preliminary Complaint" when a plaintiff lacks access to information necessary to fully state its claim. CityFed believes that, as of December 7, 1989, City Federal had substantial amounts of supervisory goodwill on its books as a result of various acquisitions by City Federal of troubled depository institutions before that date, but without access to the records of City Federal, CityFed is unable to state in detail the nature or amount of its goodwill claim. CityFed's goodwill suit was stayed (as were all Court of Federal Claims supervisory goodwill cases) pending the United States Supreme Court's review of the decision of the United States Court of Appeals for the Federal Circuit in another supervisory goodwill case, WINSTAR CORP. V. UNITED STATES, 64 F.3d 1531 (Fed. Cir.
              1995). On July 1, 1996, the United States Supreme Court affirmed the decision of the Federal Circuit in the WINSTAR case, holding that the loss of supervisory goodwill and capital credits as a result of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 constituted breaches of contract with the three institutions involved in that consolidated appeal. The United States Supreme Court remanded those cases to the United States Court of Federal Claims for a determination of damages.

              CityFed's case is one of 122 supervisory goodwill cases currently pending in the Court of Federal Claims. The Court is now seeking to adopt case management procedures to expedite the handling of these cases in the wake of the Supreme Court's ruling. The Government has indicated that it may challenge the existence of a contract in cases other than those involved in the WINSTAR appeal, and it has said it will interpose other defenses and counterclaims, such as statute of limitations, standing, lack of proximate causation, fraudulent inducement, and failure to maintain net worth. The Chief Judge of the Court of Federal Claims has scheduled a further hearing on case management proposals for August 19, 1996 and has continued until then the stays imposed in all cases.

              The FDIC  has sought  to  substitute itself  as plaintiff  in  two supervisory goodwill cases involving closed institutions. The FDIC claims that, as successor receiver (to the RTC) for these institutions, it is the proper party to assert these claims, particularly where its claim as insurer of accounts would exceed any potential recovery. The FDIC has said that it will seek substitution or intervention in many more supervisory goodwill cases involving closed institutions, and it will likely do so in CityFed's case. CityFed's counsel and counsel for other goodwill plaintiffs are currently assessing what arguments can be made in opposition to the FDIC.

              CLAIM OF A FORMER DIRECTOR AND OFFICER - As a result of the receivership of City Federal, City Federal failed to pay Gilbert
              G.  Roessner,  a  former  director  and  officer  of  CityFed, the amounts owed to him under various deferred compensation arrangements City Federal had with him. He claims that CityFed is responsible for this amount (approximately $1.1 million as of November 1989). On April 30, 1991, special counsel to the Compensation Committee of CityFed's Board of Directors recommended to the full Board that no payments be made to Mr. Roessner currently, but that the Board keep Mr. Roessner's claim under advisement, to be reconsidered in light of then existing circumstances and any additional evidence provided by Mr. Roessner in support of his claim. The Board of Directors received the report of special counsel to the Compensation Committee.

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

              TAX LIABILITIES - CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed, after consulting with its tax accountants, has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed for its 1991, 1992, 1993, 1994 and 1995 tax years. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

              CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At June 30, 1996, the Company had a $6,726,000 contingency reserve representing the current estimate of the minimum expenses relating to pending litigation. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims. The reserve, however, does not include provisions for trial-related expenses (other than with respect to the OTS administrative proceeding relating to the Notice of Charges and the Temporary Order), settlements (other than negotiated settlements, including settlements in the Second RTC Action) or adverse judgments (other than amounts relating to the Ridder Action) as CityFed is unable to make a reasonable estimate of the amount or range of potential loss. The following is ananalysis ofCityFed's contingency reserve:

                       Balance - December 31, 1995    $3,987,000

                       Charges                         1,411,000
                       Provision                       4,150,000
                                                     -----------

                       Balance - June 30, 1996        $6,726,000
                                                     ===========

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

              Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to CityFed's financial statements for the six months ended June 30, 1996. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of
              CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed only has one full-time employee and one small office.

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

              Liquidity and Capital Resources

              At  June 30, 1996, CityFed  had $9,022,000 in  assets, $10,937,000 in total liabilities and $1,915,000 in negative stockholders' equity. At December 31, 1995, CityFed had $9,002,000 in assets, $6,866,000 in total liabilities and $2,136,000 in stockholders' equity. However, as discussed in Note 4 to CityFed's financial statements for the six months ended June 30, 1996 and under Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1995 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed
              CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

              While CityFed's liquidity is expected to be sufficient to meet litigation and administrative expenses over the next twelve months, any substantial indemnification expense, settlement or judgment could reduce liquidity to a level that would jeopardize the continuation of the Company's activities. However, as a result of additions to the contingency reserve, CityFed currently has a negative net worth and it is unlikely that CityFed will be able to achieve a positive net worth in the foreseeable future.

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

              The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains reserves for CityFed's pending litigation expenses, which, at June 30, 1996, were $6,726,000 and, at December 31, 1995, were $3,987,000.

              The litigation costs included in the reserves are difficult to project and will be affected by whether these matters are settled or whether the actions will proceed to trial. The reserves reflect expected costs to defend the claims up to, but not including, the costs of any trial-related expenses (except as described below). The reserves also do not include the costs of any settlements (other than negotiated settlements, including settlements in the Second RTC Action described in Note 4 to CityFed's financial statements for the six months ended June 30,
              1996) or adverse judgments, except that the contingency reserve now also includes amounts relating to the Ridder Action. See
              Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1995 Form 10-KSB for a description of the major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending litigation matters (but not any trial-related expenses or the costs of any potential settlements or adverse judgments other than those relating to the Second RTC Action and the Ridder Action), no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

              Results of Operations

              CityFed recorded  a net loss  for the three months  ended June 30,
              1996 of $158,000. The loss for the three months ended June 30, 1996 was after the addition of $200,000 to the contingency reserve. This compares to a net loss in the amount of $563,000 for the three months ended June 30, 1995. The loss for the three months ended June 30, 1995 was after the addition of $700,000 to the contingency reserve.

              CityFed recorded income from continuing operations for the three months ended June 30, 1996 of $42,000. This compares to income from continuing operations in the amount of $137,000 for the three months ended June 30, 1995.

              Interest on investments was $117,000 for the three months ended June 30, 1996 compared to $136,000 for the three months ended June 30, 1995 due primarily to the lower level of interest rates. Total operating expenses of $76,000 for the three months ended June 30, 1996 were more than the $43,000 for the same period in 1995 due primarily to a higher level of professional service fees.

              CityFed recorded a net loss for the six months ended June 30, 1996 of $4,051,000. This compares to a net loss in the amount of $482,000 for the six months ended June 30, 1995. The loss for the six months ended June 30, 1996 is primarily the result of the addition of $4,150,000 to the contingency reserve, largely for indemnification claims arising from negotiated settlements by certain defendants in the Second RTC Action (see Note 4). The loss for the six months ended June 30, 1995 was after the addition of $700,000 to the contingency reserve. Interest on investments was $236,000 for the six months ended June 30, 1996 compared to $266,000 for the six months ended June 30, 1995 due to the lower level of interest rates.

              The net loss per share of $0.12 and $0.45 for the three and six months ended June 30, 1996, respectively, compares to $0.15 and $0.26 for the three and six months ended June 30, 1995. In all periods, the net loss per share is after the deduction of unpaid preferred dividends. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                             PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.

              See Note 4 to CityFed's financial statements for the six months ended June 30, 1996 for a description of currently pending litigation.

     Item 2. Changes in Securities.

              None.

     Item 3. Defaults Upon Senior Securities.

              (a) None.

              (b) CityFed's $2.10 Cumulative Convertible Preferred Stock, Series B, par value $25.00 per share ("Series B Stock"), is required to pay quarterly dividends at a rate of $.525 per share on March 1, June 1, September 1 and December 1 of each year. CityFed's Series C Junior Preferred, cumulative, Stock, par value $0.01 per share ("Series C Stock"), is required to pay quarterly dividends at a rate of $0.10 per share on March 15, June 15, September 15 and December 15 of each year. The dividends on both the Series B and the Series C Stock are cumulative. The Series C Stock is junior to the Series B Stock in the payment of dividends.

              Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of June 30, 1996, the aggregate deficiency on the Series B Stock was approximately $37.3 million and the aggregate deficiency on the Series C Stock was approximately $23.1 million.

     Item 4. Submission of Matters to a Vote of Security Holders.

              None.

     Item 5. Other Information.

              None.

     Item 6. Exhibits and Reports on Form 8-K.

              (a)     Exhibits

              11.     Statement Regarding the Computation of Per Share Loss.

              27.1    Financial Data Schedule, June 30, 1996

              27.2    Financial Data Schedule, March 31, 1996 (amended)

              (b)     Reports on Form 8-K

              None

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

                               CITYFED FINANCIAL CORP.


                               By: /s/ John W. Atherton, Jr.
                                   John W. Atherton, Jr.
                                   President, Chief Executive Officer
                                      and Treasurer (Principal Executive
                                      and Financial Officer)

     Date: August 14, 1996

                                    Exhibit Index


      Exhibit

       11.            Statement Regarding the Computation of
                      Per Share Loss

       27.1           Financial Data Schedule, June 30, 1996

       27.2           Financial Data Schedule, March 31,
                      1996 (amended)