Form 10QSB
period 1996-09-30
CITYFED FINANCIAL CORP
filed 1996-11-13
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[Mark one]

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number   0-13311

                             CityFed Financial Corp.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                               22-2527684
(State or other jurisdiction of incorporation       (I.R.S. Employer
 or organization)                                    Identification No.)

        PO Box 3126, Nantucket, MA                         02584
 (Address of principal executive offices)                (Zip Code)


                                 (508) 228-2366
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 31, 1996, the number of shares of outstanding common stock was 18,714,646.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.


STATEMENTS  OF  FINANCIAL  CONDITION
September  30, 1996 and  December 31, 1995
(Dollars in Thousands)
                                                                            September 30, 1996      December 31,
                                                                               (Unaudited)                1995

ASSETS
CASH                                                                                 $      30        $      14
INVESTMENT SECURITIES - At amortized cost (Market Value:                                 8,894            8,836
    September 30, 1996, $8,865; December 31, 1995, $8,833)
OTHER ASSETS                                                                               160              152
                                                                                     ---------        ---------

TOTAL ASSETS                                                                         $   9,084        $   9,002
                                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Contingency reserve                                                             $   6,822       $    3,987
     Other liabilities                                                                   4,306            2,879
                                                                                     ---------          -------

        Total liabilities                                                               11,128            6,866
                                                                                     ---------         --------

STOCKHOLDERS' EQUITY:
     Preferred stock, 30,000,000 shares authorized:
         $2.10 cumulative convertible, Series B, $25.00 par value,
         issued and outstanding: 2,539,400 in 1996 and 1995                             63,485           63,485
         Series C Junior, cumulative, $.01 par value, liquidation
         preference $3.00 per share, shares issued and outstanding:
         8,257,079 in 1996 and 1995                                                         82               82
     Common stock, $.01 par value, 100,000,000 shares authorized, issued: 18,913,646 in 1996 and 1995, outstanding:
            18,714,646 in 1996 and 1995                                                    188              188
     Additional paid-in capital                                                        108,854          108,854
     Accumulated deficit                                                              (173,653)        (169,473)
     Treasury stock (199,000 shares of common stock)                                    (1,000)          (1,000)
                                                                                     ---------        ---------

        Total stockholders' equity                                                      (2,044)           2,136
                                                                                    ----------          -------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                                            $   9,084        $   9,002
                                                                                     =========        =========

See notes to financial statements.



CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Nine months ended September 30, 1996 and 1995
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                                 -------------                  -------------
                                                             1996            1995          1996            1995

INCOME:
Interest on investments                                     $    119        $    131      $    355        $    397
Other                                                             -               -              1              61
                                                            --------        --------      --------        --------

Total income                                                     119             131           356             458
                                                            --------        --------      --------        --------

EXPENSES:
Compensation and employee benefits                                30              30            91              92
Other operating expenses                                          18              71            95             118
                                                            --------        --------      --------        --------

Total expenses                                                    48             101           186             210
                                                            --------        --------      --------        --------

INCOME FROM CONTINUING OPERATIONS                                 71              30           170             248

LOSS FROM DISCONTINUED OPERATIONS                               (200)           (500)       (4,350)         (1,200)
                                                            --------        --------      --------        --------

NET LOSS                                                    $   (129)       $   (470)     $ (4,180)       $   (952)
                                                            ========        ========      ========        ========


NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS
                                                             $(2,288)       $ (2,629)     $(10,657)       $ (7,429)

LOSS PER SHARE:
   From continuing operations                                $ (0.11)       $  (0.11)      $ (0.34)       $  (0.33)
   From discontinued operations                              $ (0.01)       $  (0.03)      $ (0.23)       $  (0.07)
   Net loss                                                  $ (0.12)       $  (0.14)      $ (0.57)       $  (0.40)

AVERAGE SHARES OUTSTANDING                                 18,714,646      18,714,646    18,714,646      18,714,646

DIVIDENDS PER COMMON SHARE                                         -               -             -               -

See notes to financial statements.



CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1996 and 1995
(Dollars in Thousands)
(Unaudited)
                                                                    1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                               $   323            $   436
   Operating expenses                                                 (278)              (455)
   Other income                                                          1                 61
                                                                   -------            -------

     Net cash provided by operating activities                          46                 42
                                                                   -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in investment securities                                   (26)               (89)
   Other - net                                                          (4)                -
                                                                   --------           -------

     Net cash used in investing activities                             (30)               (89)
                                                                   --------           -------

NET INCREASE (DECREASE) IN CASH                                         16                (47)

CASH AT BEGINNING OF PERIOD                                             14                 52
                                                                   -------            -------

CASH AT END OF PERIOD                                              $    30            $     5
                                                                   =======            =======

RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                        $(4,180)           $  (952)
   Loss from discontinued operations                                 4,350              1,200
   Contingency reserve payments                                        (98)              (131)
   Accrued income and expense                                          (26)               (75)
                                                                   -------            -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $    46            $    42
                                                                   =======            =======

See notes to financial statements.


CITYFED FINANCIAL CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)

1. Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision (the "OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At September 30, 1996, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of 52.5 cents per share. Dividends on both series of the Company's preferred stock are cumulative. At September 30, 1996, dividends in arrears were $38.7 million and $23.9 million on the Company's Series B and Series C Stock, respectively.

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

         On February 1, 1996, the Administrative Law Judge ("ALJ") presiding over the OTS's administrative proceeding against CityFed and the Respondents issued a Prehearing Order granting the OTS's Motion for Partial Summary Disposition with respect to CityFed and denying CityFed's Motion for Partial Summary Disposition of the OTS's Assessment of Civil Money Penalties and CityFed's Cross-Motion for Summary Adjudication. The Prehearing Order also denied the Respondents' Motion for Partial Summary Disposition. In the Prehearing Order, the ALJ concluded that CityFed's retention of dividends and other funds received from its former subsidiary, City Federal, constitutes "unjust enrichment" within the meaning of 12 U.S.C. * 1818(b)(6) and that the Stipulation CityFed provided to the FSLIC in December 1984 regarding maintenance of the net worth of City Federal is enforceable by the OTS against CityFed.

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

         The RTC filed an interlocutory appeal with the United States Court of Appeals for the Third Circuit ("Third Circuit") from the N.J. Court's November 15, 1993 Orders in the Second RTC Action that dismissed the RTC's First Amended Complaint to the extent it alleged a cause of action for simple negligence. On June 23, 1995, the Third Circuit reversed the N.J. Court's November 15, 1993 Orders. On December 12, 1995, several of the defendants in the Second RTC Action filed with the Supreme Court of the United States a petition for a writ of certiorari for the Supreme Court to review the Third Circuit's decision. On April 15, 1996, the Supreme Court granted the petition for writ of certiorari. On November 4, 1996, the Supreme Court heard oral argument in this case ("Supreme Court Case"). A decision in the Supreme Court Case is expected in the next few months.

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

         CityFed received a letter dated June 21, 1995, from Skadden, Arps, Slate, Meagher & Flom ("Skadden"), which is counsel for Gordon Allen, Marshall Criser, Edwin Halkyard, Peter Kellogg, William Liffers and Victor Pelson ("Outside Directors"), who are or were parties to one or more of the following matters (collectively, the "Cases"): (1) the Second RTC Action; (2) the Injunction Action and D.C. Appeal; (3) the Supreme Court Case: and (4) the administrative enforcement proceeding brought by the OTS against CityFed and the Respondents. In the letter, the Outside Directors demanded that, pursuant to CityFed's Bylaws and Restated Certificate of Incorporation, and in light of the Order issued in the Ridder Action described below, CityFed pay all outstanding invoices from Skadden for legal services rendered to the Outside Directors in connection with the Cases. The letter states that, if CityFed refuses to make the payments demanded, the Outside Directors will consider taking appropriate legal action to enforce their rights. CityFed received a similar letter from Venable, Baetjer, Howard & Civiletti, counsel for John Kean, who was a party to the Second RTC Action, as well as from Alfred J. Hedden, Gilbert G. Roessner, and Gordon Allen, who were or are parties to the Cases. CityFed is currently considering what action to take in response to these letters. CityFed expects that it may receive other, similar letters demanding payment from other current or former directors and officers who were or are parties to one or more of the Cases.

         Through September 30, 1996, CityFed received but has not paid bills totaling $4,242,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

         See Item 2., "Management's Discussion and Analysis or Plan of Operation" for a description of the contingency reserves, and the charges and additional reserves posted in the three month period ended September 30, 1996, relating to the matters described in this Note 4.

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

         In 1996, CityFed included $853,000 in its contingency reserve relating to the Ridder Action. See Item 2., "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." In the event that CityFed advances such amounts to the plaintiffs and it is ultimately determined that plaintiffs are not entitled to indemnification, CityFed may be required to look solely to plaintiffs' unsecured undertakings for repayment of any advances.

         "SUPERVISORY GOODWILL" ACTION - On August 7, 1995, CityFed, acting in its own right and as shareholder of City Federal, filed a civil action in the United States Court of Federal Claims seeking damages for loss of "supervisory goodwill." The action is captioned CITYFED FINANCIAL CORP., IN ITS OWN RIGHT AND IN ITS CAPACITY AS SHAREHOLDER OF CITY FEDERAL SAVING BANK, BEDMINSTER, NEW JERSEY V. UNITED STATES OF AMERICA, No. 95-508C. CityFed filed this action under the rule of the Court of Federal Claims that permits the filing of a "Preliminary Complaint" when a plaintiff lacks access to information necessary to fully state its claim. CityFed believes that, as of December 7, 1989, City Federal had substantial amounts of supervisory goodwill on its books as a result of various acquisitions by City Federal of troubled depository institutions before that date, but without access to the records of City Federal, CityFed is unable to state in detail the nature or amount of its goodwill claim. CityFed's goodwill suit was stayed (as were all Court of Federal Claims supervisory goodwill cases) pending the United States Supreme Court's review of the decision of the United States Court of Appeals for the Federal Circuit in another supervisory goodwill case, WINSTAR CORP. V. UNITED STATES, 64 F.3d 1531 (Fed. Cir. 1995) ("Winstar"). On July 1, 1996, the United States Supreme Court affirmed the decision of the Federal Circuit in the Winstar case, holding that the loss of supervisory goodwill and capital credits as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 constituted breaches of contract with the three institutions involved in that consolidated appeal. The United States Supreme Court remanded those cases to the United States Court of Federal Claims for a determination of damages.

         CityFed's case is one of 122 supervisory goodwill cases currently pending in the Court of Federal Claims. The Court has adopted case management procedures to expedite the handling of these cases in the wake of the Supreme Court's ruling, and CityFed's counsel is participating with other plaintiffs' counsel in coordinated prosecution of these cases. The Government has indicated that it may challenge the existence of a contract in cases other than those involved in the Winstar appeal, and it has said it will interpose other defenses and counterclaims, such as statute of limitations, standing, lack of proximate causation, fraudulent inducement, and failure to maintain net worth. The Chief Judge of the Court of Federal Claims has now re-assigned all of these cases to himself and is delegating to other judges on the court responsibility for various issues.

         The FDIC has moved to substitute itself as plaintiff in supervisory goodwill cases involving closed institutions where there is claimed to be a deficit in the receivership estate. It has filed such a motion in CityFed's case. The FDIC claims that, as successor receiver (to the RTC) for these institutions, it is the proper party to assert these claims, since its claim as insurer of accounts likely exceeds any potential recovery. CityFed's counsel and counsel for other goodwill plaintiffs are currently preparing a joint brief in opposition to the FDIC's motion.

         CityFed has now received from the Government "core documents" for each of the transactions thought to have generated supervisory goodwill. CityFed's counsel is presently analyzing these documents to determine whether it now has sufficient documentation to file its Amended Complaint.

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

         Several defendants have requested that CityFed reimburse them for the settlement payments made by them under the settlement agreement. CityFed has not responded to the request. It is likely that CityFed will receive similar requests from the other parties to the settlement. CityFed's liability to the individuals remains to be determined.

         TAX LIABILITIES - CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal
         Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed for its 1991, 1992, 1993, 1994 and 1995 tax years. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

         CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At September 30, 1996, the Company had a $6,822,000 contingency reserve representing the current estimate of the minimum expenses relating to pending litigation. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the
         claims.  The  reserve,   however,   does  not  include  provisions  for
         trial-related expenses (other than with respect to the OTS administrative proceeding relating to the Notice of Charges and the Temporary Order), settlements (other than negotiated settlements, including settlements in the Second RTC Action) or adverse judgments (other than amounts relating to the Ridder Action) as CityFed is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of CityFed's contingency reserve:

          Balance - December 31, 1995                       $3,987,000

          Charges                                            1,515,000
          Provision                                          4,350,000
                                                            ----------
          Balance - September 30, 1996                      $6,822,000
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

         Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to CityFed's financial statements for the nine months ended September 30, 1996. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed only has one full-time employee and one small office.

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

Liquidity and Capital Resources

         At September 30, 1996, CityFed had $9,084,000 in assets, $11,128,000 in total liabilities and $2,044,000 in negative stockholders' equity. At December 31, 1995, CityFed had $9,002,000 in assets, $6,866,000 in total liabilities and $2,136,000 in stockholders' equity. However, as discussed in Note 4 to CityFed's financial statements for the nine months ended September 30, 1996 and under Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1995 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

         While CityFed's liquidity is expected to be sufficient to meet litigation and administrative expenses over the next twelve months, any substantial indemnification expense, settlement or judgment (including, without limitation, any obligation to currently advance legal expenses in the Cases or the Ridder Action) could reduce liquidity to a level that would jeopardize the continuation of the Company's activities. However, as a result of additions to the contingency reserve, CityFed currently has a negative net worth and it is unlikely that CityFed will be able to achieve a positive net worth in the foreseeable future.

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

         The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains reserves for CityFed's pending litigation expenses, which, at September 30, 1996, were $6,822,000 and, at December 31, 1995, were $3,987,000.

         The litigation costs included in the reserves are difficult to project and will be affected by whether these matters are settled or whether the actions will proceed to trial. The reserves reflect expected costs to defend the claims up to, but not including, the costs of any trial-related expenses (except as described below). The reserves also do not include the costs of any settlements (other than negotiated settlements, including settlements in the Second RTC Action described in Note 4 to CityFed's financial statements for the nine months ended September 30, 1996) or adverse judgments, except that the contingency reserve now also includes amounts relating to the Ridder Action. See
         Note 4 to the Notes to Financial  Statements  in this Form 10-QSB,  and
         Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1995 Form 10-KSB for a description of the major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending litigation matters (but not any trial-related expenses or the costs of any potential settlements or adverse judgments other than those relating to the Second RTC Action and the Ridder Action), no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

Results of Operations

         CityFed  recorded a net loss for the three months ended  September  30,
         1996 of $129,000. The loss for the three months ended September 30, 1996 was after the addition of $200,000 to the contingency reserve. This compares to a net loss in the amount of $470,000 for the three months ended September 30, 1995. The loss for the three months ended September 30, 1995 was after the addition of $500,000 to the contingency reserve.

         CityFed recorded income from continuing operations for the three months ended September 30, 1996 of $71,000. This compares to income from continuing operations in the amount of $30,000 for the three months ended September 30, 1995.

         Interest  on  investments  was  $119,000  for the  three  months  ended
         September 30, 1996 compared to $131,000 for the three months ended September 30, 1995 due primarily to the lower level of interest rates. Total operating expenses of $48,000 for the three months ended September 30, 1996 were less than the $101,000 for the same period in 1995 due primarily to a lower level of professional service fees.

         CityFed recorded a net loss for the nine months ended September 30, 1996 of $4,180,000. This compares to a net loss in the amount of $952,000 for the nine months ended September 30, 1995. The loss for the nine months ended September 30, 1996 is primarily the result of the addition of $4,350,000 to the contingency reserve, largely for indemnification claims arising from negotiated settlements by certain defendants in the Second RTC Action (see Note 4). The loss for the nine months ended September 30, 1995 was after the addition of $1,200,000 to the contingency reserve. Interest on investments was $355,000 for the nine months ended September 30, 1996 compared to $397,000 for the nine months ended September 30, 1995 due to the lower level of interest rates.

         The net loss per share of $0.12 and $0.57 for the three and nine months ended September 30, 1996, respectively, compares to $0.14 and $0.40 for the three and nine months ended September 30, 1995. In all periods, the net loss per share is after the deduction of unpaid preferred dividends. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         See Note 4 to CityFed's financial statements for the nine months ended September 30, 1996 for a description of currently pending litigation.

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

         Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of September 30, 1996, the aggregate deficiency on the Series B Stock was approximately $38.7 million and the aggregate deficiency on the Series C Stock was approximately $23.9 million.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         11       Statement Regarding the Computation of Per Share Loss.

         27       Financial Data Schedule, September 30, 1996

         (b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CITYFED FINANCIAL CORP.



                                   By: /s/ John W. Atherton, Jr.
                                       ------------------------------------
                                       John W. Atherton, Jr.
                                       President, Chief Executive Officer
                                         and Treasurer (Principal Executive
                                         and Financial Officer)

Date: November 13, 1996

                                  Exhibit Index


Exhibit


11        Statement Regarding the Computation of Per Share Loss

27        Financial Data Schedule, September 30, 1996