Form 10KSB
period 1996-12-31
CITYFED FINANCIAL CORP
filed 1997-03-28
CIK 744765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-KSB

(Mark One)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to


           Commission file number:  0-13311
                                    -------

                             CITYFED FINANCIAL CORP.
                             ----------------------
                 (Name of small business issuer in its charter)

                   DELAWARE                                 22-2527684
                   --------                                 ----------
         (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                 Identification No.)

          PO BOX 3126, NANTUCKET, MA                           02584
          --------------------------                           -----
     (Address of principal executive offices)                (Zip Code)


Issuer's telephone number:  (508)228-2366
                            -------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: (1) Common Stock, par value $0.01 per share ("Common Stock"), (2) $2.10 Cumulative Convertible Preferred Stock Series B, par value $25.00 per share ("Series B Stock"), and (3) Series C, Junior Preferred Stock, par value $0.01 per share ("Series C Stock").

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No___

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(_X_)

State issuer's revenues for its most recent fiscal year: $517,000 for the year ended December 31, 1996.

The aggregate market value of voting stock held by non-affiliates of the registrant was $368,636 at February 28, 1997. The market value of the registrant's Series C Stock is based on the bid price for such stock on December 29, 1996. The market value of the registrant's Common Stock is based on the bid price on February 10, 1997 of $0.01. The market value of the registrant's Series B Stock is based on the March 28, 1991 bid price, the last day on which a price was available. All prices are as reported by the National Quotation Bureau, Inc.

The number of shares outstanding of the registrant's Common Stock, as of February 28, 1997, was 18,714,646.



Transactional Small Business Disclosure Format (check one):  Yes___; No __X__

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

CityFed  Financial Corp.  ("CityFed")  was  incorporated in Delaware in 1984. On
December 7, 1989, the Office of Thrift Supervision ("OTS") appointed the Resolution Trust Corporation ("RTC") as receiver for City Federal Savings Bank ("City Federal"), the sole subsidiary of CityFed. A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created that acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed no longer controls City Federal and has no control over City Savings.

As a result of this action, the financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations.

Because City Federal has been placed in receivership, CityFed's current interest in City Federal is a claim against the receivership estate for the proceeds, if any, of the receivership estate of City Federal that remain after all creditors, including the RTC, have been paid. Receipt of any payment for such claim is remote.

Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described below. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less. See "Current Activities" below. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed (see Item 10., "Executive Compensation - Executive Compensation"), office expenses (see Item 2., "Description of Property"), expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one small office.

INADVERTENT INVESTMENT COMPANY

Due to the nature of its assets at and subsequent to December 8, 1989, CityFed may be deemed to fall within the definition of an "investment company" under the Investment Company Act of 1940, as amended ("1940 Act"), from that date to the present. To resolve any question regarding its current status under the 1940 Act, CityFed filed an application on October 19, 1990 with the Division of Investment Management of the Securities and Exchange Commission ("SEC") for an order exempting it from certain provisions of the 1940 Act and certain rules and regulations thereunder. This application was amended on September 23, 1993,

January 18, 1994 and March 1, 1994. The application was granted under Sections 6(c) and (e) of the 1940 Act on March 15, 1994. Under the order granting the application ("1940 Act Order"), CityFed was not required to register as an investment company. However, CityFed and other persons in their transactions and relations with CityFed are, under the terms of the 1940 Act Order, subject to Sections 9, 17(a), 17(d), 17(e), 17(f), 36 through 45 and 47 through 51 of the 1940 Act, and the rules thereunder, as if CityFed were a registered investment company, except insofar as permitted by the 1940 Act Order. The 1940 Act Order exempted CityFed from having to register as an investment company until the earlier of March 15, 1995 or such time as CityFed would no longer be required to register as an investment company. On February 28, 1995, an Order was issued extending the requested exemption until February 28, 1996, on February 21, 1996, an Order was issued extending the requested exemption until February 21, 1997 and, on February 12, 1997, an Order was issued extending the requested exemption until February 12, 1999.

BOESKY SETTLEMENT

In March 1986, CityFed, as a limited partner, invested $5,016,430 in Ivan F. Boesky & Company, L.P., now known as CX Partners, L.P. ("CX"). The assets of CX are now being administered by a liquidating trustee. In December 1989, CityFed, along with other limited partners of CX and others, entered into an agreement ("Master Agreement") concerning the distribution of certain assets of CX. On January 9, 1990, CityFed received the amount of $5,016,430 from CX. This amount was CityFed's initial investment in CX. CityFed received further distributions of $494,008 on December 8, 1991, $198,731 during November, 1993, $46,952 in
December 1994, $44,013 in March 1995 and $37,981 in December 1996. CityFed is obligated to return all of the $5,016,430, the $494,008, the $198,731, the $46,952, the $44,013, the $37,981 and future amounts received from CX to the extent that the claims of creditors of CX cannot be satisfied out of CX's remaining assets. CityFed is not aware of any threatened claims that would be of such a magnitude that could not be expected to be satisfied out of CX's remaining assets. Because of the uncertainty regarding future payments, CityFed is treating them on a cash basis for financial reporting purposes.

Under the terms of the Master Agreement, most of the limited partners of CX (including CityFed) share with each other in any recoveries from CX or its affiliates, Seemala Partners, L.P. and Marabill Partners, L.P., in respect of those partners' investments in such entities.

CityFed and certain other limited partners of CX entered into an agreement that became effective September 30, 1991, settling their claims against certain defendants in litigation then pending in the United States District Court for the Southern District of New York (87 Civ. 1865 (MP)). In connection with this settlement, CityFed received $221,401 on October 7, 1991.

In March 1995, CityFed also received $16,682 representing its interest in the amount allocated to the CX-related claims in the Milken Global Settlement.

POTENTIAL OBLIGATIONS OF CITYFED

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

The Notice of Changes provides that a hearing will be held before an administrative law judge on the question of whether a final cease and desist order should be issued against CityFed and the Respondents. The case has been assigned to an administrative law judge who has entered a scheduling order. CityFed and the Respondents filed an answer in response to the Notice of Charges and have filed motions for summary disposition of the OTS' claims.

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

On February 1, 1996, the Administrative Law Judge ("ALJ") presiding over the OTS's administrative proceeding against CityFed and the Respondents issued a Prehearing Order granting the OTS's Motion for Partial Summary Disposition with respect to CityFed and denying CityFed's Motion for Partial Summary Disposition of the OTS's Assessment of Civil Money Penalties and CityFed's Cross-Motion for Summary Adjudication. The Prehearing Order also denied the Respondents' Motion for Partial Summary Disposition. In the Prehearing Order, the ALJ concluded that CityFed's retention of dividends and other funds received from its former subsidiary, City Federal, constitutes "unjust enrichment" within the meaning of 12 U.S.C. ss. 1818(b)(6) and that the Stipulation CityFed provided to the FSLIC in December 1984 regarding maintenance of the net worth of City Federal is enforceable by the OTS against CityFed.

On March 27, 1996, CityFed filed a motion for reconsideration of the ALJ's Prehearing Order. On April 26, 1996, the OTS filed a memorandum in opposition to CityFed's motion for reconsideration. On May 29, 1996, the ALJ denied CityFed's motion for reconsideration. On June 12, 1996, CityFed moved for interlocutory review by the Acting Director of the OTS of the conclusions in the Prehearing Order. If the Acting Director were to affirm the conclusions in the Prehearing Order, CityFed would intend to seek review of that decision in the United States Court of Appeals and, if necessary, to seek from the Supreme Court of the United States a review of any adverse decision from the Court of Appeals. However, following any decision, it may be necessary to have the matter progress to a hearing and a final order before review by the Court of Appeals is possible. If the conclusions in the Prehearing Order are not ultimately reversed, CityFed may be required to turn over to the OTS all or substantially all of CityFed's assets.

For further information regarding the Stipulation, see "First RTC Action" below.

TEMPORARY ORDER TO CEASE AND DESIST - Also on June 2, 1994, the OTS issued a Temporary Order to Cease and Desist ("Temporary Order") against CityFed. The Temporary Order required CityFed to post, by 12:00 noon on the seventh calendar day following service of the Temporary Order, $9,000,000 as security for the payment of the amount of restitution and reimbursement sought by the OTS in its Notice of Charges. As CityFed's total assets were $9.1 million on June 30, 1994, the amount sought by the OTS represented substantially all of the assets of CityFed.

The Temporary Order also requires CityFed to "cease and desist from directly or indirectly causing the use, sale, transfer or encumbrance of funds or other assets of any nature whatsoever in which CityFed has a legal or beneficial interest, whether directly or through any other person or entity, except as provided in" the Temporary Order. However, CityFed may pay ordinary and reasonable operating expenses of up to $15,000 per month and may, subject to certain limitations, pay reasonable and necessary legal fees and expenses in its own defense. The Temporary Order effectively prohibits CityFed from advancing litigation expenses or providing indemnification pursuant to its obligations under its Bylaws and Restated Certificate of Incorporation. See "Indemnification Claims" below. Although CityFed attempted to have the Temporary Order set aside in court, it was unsuccessful.

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

The RTC filed an interlocutory appeal with the United States Court of Appeals for the Third Circuit ("Third Circuit") from the N.J. Court's November 15, 1993 Orders in the Second RTC Action that dismissed the RTC's First Amended Complaint to the extent it alleged a cause of action for simple negligence. On June 23, 1995, the Third Circuit reversed the N.J. Court's November 15, 1993 Orders. On January 14, 1997, in the case captioned ATHERTON v. FEDERAL DEPOSIT INSURANCE CORPORATION, 519 U.S. ___, 117 S. Ct. 666 (1997) ("Supreme Court Case"), the Supreme Court of the United States vacated the Third Circuit's judgment and remanded the case.

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

CityFed is aware that all of the defendants in the Second RTC Action other than John W. Atherton, Jr. have settled with the RTC or FDIC. The settlement agreement for Victor Pelson includes a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, but only if the OTS and CityFed settle the administrative proceeding or final judgment is entered against CityFed in the proceeding. Mr. Pelson agreed to pay the RTC $650,000 to settle the Second RTC Action. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner include (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments agreed to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, are $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $250,000 for Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner ("Roessner Credit") as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they make to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action, and Mr. Kellogg agreed to pay $3,000,000. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments. On February 21, 1997, in the wake of the decision in the Supreme Court Case, the N.J. Court held a status conference at which a possible settlement between the FDIC and Mr. Atherton was discussed.

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

As described above, CityFed and several former directors and/or officers of City Federal have been named as defendants or respondents in the First and Second RTC Actions and in the Notice of Charges. Many of these former directors and/or officers of City Federal have requested CityFed to indemnify them and to advance expenses to them in connection with these matters. A special committee of CityFed's Board of Directors, comprised of directors who have not been named in the First or Second RTC Actions, was established to consider this request for indemnification and advancement of expenses with respect to the First and Second RTC Actions. On the advice of counsel to the special committee, CityFed has advanced reasonable defense costs to such former directors and officers in such Actions.

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

CityFed received a letter dated June 21, 1995, from Skadden, Arps, Slate, Meagher & Flom ("Skadden"), which is counsel for Gordon Allen, Marshall Criser, Edwin Halkyard, Peter Kellogg, William Liffers and Victor Pelson ("Outside Directors"), who are or were parties to one or more of the following matters (collectively, the "Cases"): (1) the Second RTC Action; (2) the Injunction Action and D.C. Appeal; (3) the Supreme Court Case; and (4) the administrative enforcement proceeding brought by the OTS against CityFed and the Respondents. In the letter, the Outside Directors demanded that, pursuant to CityFed's Bylaws and Restated Certificate of Incorporation, and in light of the Order issued in the Ridder Action described below, CityFed pay all outstanding invoices from Skadden for legal services rendered to the Outside Directors in connection with the Cases. The letter states that, if CityFed refuses to make the payments demanded, the Outside Directors will consider taking appropriate legal action to enforce their rights. CityFed received a similar letter from Venable, Baetjer, Howard & Civiletti, counsel for John Kean, who was a party to the Second RTC

Action, as well as from Alfred J. Hedden, Gilbert G. Roessner, and Gordon Allen, who were or are parties to the Cases. CityFed is considering what action to take in response to these letters. CityFed expects that it may receive other, similar letters demanding payment from other current or former directors and officers who were or are parties to one or more of the Cases.

Through December 31, 1996, CityFed received but has not paid bills totaling $4,331,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

Because of the Temporary Order, CityFed is unable unilaterally to make the payment required by the Ridder Order. On July 13, 1995, CityFed submitted the Ridder Order to the OTS and requested the permission of the OTS to pay the amounts CityFed is directed to pay in the Ridder Order, as well as permission to pay to the Ridder plaintiffs the sum of $601.84 in court costs, which CityFed had been directed to pay to the plaintiffs in a May 4, 1995 Order of the N.J. Court. On August 18, 1995, the OTS issued a Decision and Order ("OTS Order") denying this request by CityFed. On August 2, 1995, CityFed appealed the Ridder Order to the Third Circuit, arguing that the N.J. Court had abused its discretion by ordering CityFed to make a payment CityFed could not make because of the Temporary Order. On August 29, 1995, CityFed asked the Third Circuit to stay the Ridder Order pending the appeal from the Ridder Order, but the Third Circuit denied the request. The appeal was then fully briefed by the parties and argued to a panel of the Third Circuit on March 22, 1996. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the Ridder Order and directing that the matter be returned to the N.J. Court for further proceedings. Among the options available to the N.J. Court, noted the Third Circuit, were the possibility of staying any payment order pending completion of the OTS administrative proceedings or conditioning any payment obligation on CityFed's ability to obtain OTS approval. The Third Circuit also said the N.J. Court might consider reducing the payment obligation to judgment and permitting OTS to intervene in the proceedings. On May 1, 1996, the Ridder plaintiffs petitioned the Third Circuit for rehearing en banc, claiming that the Third Circuit panel's April 18, 1996, decision conflicts with the February 9, 1995, Third Circuit panel decision awarding indemnification to the Ridder plaintiffs. The Third Circuit denied the Petition for Rehearing on May 20, 1996. Although the matter is remanded to the N.J. Court for further action, the N.J. Court has yet to take any action. In 1996, CityFed included approximately $838,000 in its contingency reserve relating to the Ridder Action.

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

The FDIC has been granted leave to intervene as a plaintiff in supervisory goodwill cases involving closed institutions where there is claimed to be a deficit in the receivership estate, including CityFed's case. The FDIC claims that, as successor receiver (to the RTC) for these institutions, it is the proper party to assert these claims, since its claim as insurer of accounts likely exceeds any potential recovery.

CityFed has now received from the Government "core documents" for each of the transactions thought to have generated supervisory goodwill. CityFed's counsel is presently analyzing these documents to determine whether it now has sufficient documentation to file its Amended Complaint.

CLAIM OF A FORMER DIRECTOR AND OFFICER - As a result of the receivership of City Federal, City Federal failed to pay Gilbert G. Roessner, a former director and officer of CityFed, the amounts owed to him under various deferred compensation arrangements City Federal had with him. He claims that CityFed is responsible for this amount (approximately $1.1 million as of November 1, 1989). On April 30, 1991, special counsel to the Compensation Committee of CityFed's Board of Directors recommended to the full Board that no payments be made to Mr. Roessner currently, but that the Board keep Mr. Roessner's claim under advisement, to be reconsidered in light of then existing circumstances and any additional evidence provided by Mr. Roessner in support of his claim. The full Board of Directors received the report of special counsel to the Compensation Committee.

Pursuant to an agreement dated as of December 15, 1993 ("Funds Agreement"), among Mr. Roessner, the RTC as receiver for City Federal, and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), the RTC in January 1994 transferred $933,623.44 to an investment account at DLJ in Mr. Roessner's name. CityFed believes such funds, which represent a percentage of Mr. Roessner's deferred compensation claim against City Federal, serve to reduce the amount of Mr. Roessner's claim against CityFed. CityFed believes that the amount of such claim may also have been reduced by the amount of the Roessner Credit discussed under "Second RTC Action" above.

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

CURRENT ACTIVITIES

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

Since the receivership of City Federal, CityFed has invested and will continue to invest its funds in money market instruments with a maturity of one year or less. These consist of United States government or agency securities, commercial paper, bank certificates of deposit, one or more money market mutual funds and corporate debt obligations. Repurchase agreements may only be entered into using U.S. government securities as collateral. Non-governmental or agency investments are purchased only if they are rated in one of the two highest categories by an established rating agency. Investment in any one of the money market funds is limited to 5% of CityFed's assets. Investment in the corporate debt securities of any one issuer is limited to $2,500,000. Under the terms of the Escrow Agreement, changes in these investment policies require the approval of the Board of Directors of CityFed and the OTS.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

CityFed rents, on a month to month basis, space at 35 Old South Road, Nantucket, MA 02584 at a cost of $800 per month.

See Item 1., "Description of Business - Current Activities" for a description of CityFed's current investment policies.

ITEM 3.   LEGAL PROCEEDINGS.

See Item 1., "Description of Business - Potential Obligations of CityFed" for information regarding the Notice of Charges, the Temporary Order, the First RTC Action, the Second RTC Action and the Ridder Action, which information is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

For the period January 1 through May 29, 1990, the high and low sales prices of CityFed's Common Stock and Series B Stock on the Nasdaq National Market System are listed below. The prices represent actual transactions between dealers. On May 29, 1990, CityFed's Common Stock and Series B Stock were delisted from Nasdaq at the request of CityFed. The Series C Stock was delisted from Nasdaq at the end of 1989. CityFed also requested that the London Stock Exchange delist CityFed's Common Stock and such stock was delisted. Thus, at present, there is no public trading market for the Common Stock, the Series C Stock or the Series B Stock. Consequently, set forth below (except as otherwise noted) are the high and low bid prices of such securities during the reported periods as reported by the National Quotation Bureau. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.



      1990            First Quarter     Second Quarter     Third Quarter    Fourth Quarter
                      -------------     --------------     -------------    --------------
Common Stock          1/8 - 1/32        1/8 - 1/32 (1)     .01 (1)          (1)
Series B Stock        3/8 - 1/4         7/16 - 1/4 (2)     (2)              .05 -.05 (3)
Series C Stock(3)     1/32 - 1/16 (5)   .02 - .02          .02 - .005       .01 -.01


      1991            First Quarter     Second Quarter     Third Quarter    Fourth Quarter
                      -------------     --------------     -------------    --------------

Common Stock          (1)               (1)                (1)              (1)
Series B Stock        .05-.05 (3)(4)    (2)                (2)              (2)
Series C Stock        1/10 (5)          1/10 (5)           1/10 (5)         1/10 (5)


      1992            First Quarter     Second Quarter     Third Quarter    Fourth Quarter
                      -------------     --------------     -------------    --------------

Common Stock          (1)               (1)                (1)              (1)
Series B Stock        (2)               (2)                (2)              (2)
Series C Stock        1/10 (5)          1/10 (5)           1/10 (5)         (7)


      1993            First Quarter     Second Quarter     Third Quarter    Fourth Quarter
                      -------------     --------------     -------------    --------------

Common Stock          (1)               (1)                (1)              (1)
Series B Stock        (2)               (2)                (2)              (2)
Series C Stock        (7)               .11 (5)(7)         .11 (5)          .11 (5)


      1994            First Quarter     Second Quarter     Third Quarter    Fourth Quarter
                      -------------     --------------     -------------    --------------

Common Stock          (1)               (1)                (1)              (1)
Series B Stock        (2)               (2)                (2)              (2)
Series C Stock        .11 (5)           .11 (5)            .11 (5)          .11 (5)


      1995            First Quarter     Second Quarter     Third Quarter    Fourth Quarter
                      -------------     --------------     -------------    --------------

Common Stock          (1)               (1)                (1)              (1)
Series B Stock        (2)               (2)                (2)              (2)
Series C Stock        .11 (5)           .11 (5)            .11 (5)          .01 -.01


      1996            First Quarter     Second Quarter     Third Quarter    Fourth Quarter
                      -------------     --------------     -------------    --------------

Common Stock          (1)               (1)                (1)              .50-.50 (9)
Series B Stock        (2)               (2)                (2)              (2)
Series C Stock        .51-.51 (5)       .01-.01            .01-.01          .01-.01

_________________________

(1) No sales prices or bid or asked quotations are available after May 30, 1990, except for the bid price of $0.01 on August 13, 1990.
(2) No sales prices are available after May 29, 1990. No bid or asked quotations are available between May 31, 1990 and September 28, 1990 or after March 28, 1991.
(3) The high and low bid prices reported were supplied by the National Quotation Bureau.
(4)  The last available bid price was on March 18, 1991.
(5)  Asked price only supplied by National Quotation Bureau.

(6) No bid or asked prices are available between February 6 and March 30, 1990.
(7) No bid or asked prices are available between October 1, 1992 and June 21, 1993.
(8)  Excludes January 8, 1996.
(9) Although the bid prices shown are as reported by the National Quotation Bureau, they appear to be in error.


The approximate number of holders of record of Common Stock as of February 28, 1997 was 9,800.

The Series B Stock is required to pay quarterly dividends at a rate of $.525 per share on March 1, June 1, September 1 and December 1 of each year. The Series C Stock is required to pay quarterly dividends at a rate of $0.10 per share on March 15, June 15, September 15 and December 15 of each year. The dividends on both the Series B and the Series C Stock are cumulative. The Series C Stock is junior to the Series B Stock in the payment of dividends.

Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of December 31, 1996, the aggregate deficiency on the Series B Stock was $39,995,550 and the aggregate deficiency on the Series C Stock was $24,771,237.

CityFed does not anticipate being able to pay any dividends on its Series B Stock, its Series C Stock or its Common Stock for the foreseeable future. CityFed has not paid any dividends on its Common Stock since the second quarter of 1989.

CityFed has not sold any securities without registering such sales under the Securities Act of 1933 during 1994, 1995 or 1996.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, CityFed had $9,156,000 in assets, $11,141,000 in total liabilities and ($1,985,000) in stockholders' equity compared to $9,002,000 in assets, $6,866,000 in total liabilities and $2,136,000 in stockholders' equity at December 31, 1995. However, as discussed in Note 8 to CityFed's financial statements and under Item 1., "Description of Business - Potential Obligations of CityFed," a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims. See Item 1., "Description of Business - Current Activities."

While CityFed's liquidity is expected to be sufficient to meet expected litigation and administrative expenses over the next twelve months, any substantial indemnification expense, settlement or judgment (including, without limitation, any obligation to currently advance legal expenses in the Cases or the Ridder Action) could reduce liquidity to a level that would jeopardize the continuation of CityFed's activities. See Item 1., "Description of Business - Potential Obligations of CityFed." However, as a result of additions to the contingency reserve, CityFed currently has a negative net worth and it is unlikely that CityFed will be able to achieve a positive net worth in the foreseeable future.

During 1990, 1991, 1992, 1994 1995 and 1996, CityFed maintained reserves for CityFed's pending litigation expenses that, at December 31, 1996, were $6,734,000. The provision for the reserves is included in the loss from discontinued operations in the financial statements. $4,350,000 was added to the reserves for the twelve months ended December 31, 1996 and charges in the amount of $1,603,000 were made against the reserves during this same period.

Litigation costs included in the reserves are difficult to project and will be affected by whether these matters are settled or whether the actions will proceed to trial. The reserves reflect expected costs to defend against the claims up to, but not including, the costs of any trial-related expenses (except as described below). The reserves also do not include the costs of any settlements (other than negotiated settlements, including the settlement in the Second RTC Action) or adverse judgments, except that the contingency reserve now also includes amounts relating to the Ridder Action. See Item 1., "Description of Business - Potential Obligations of CityFed - Ridder Action" and " - Second RTC Action." See also Item 1., "Description of Business - Potential Obligations of CityFed" for a description of the other major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending litigation matters (but not any trial-related expenses or the costs of any other potential settlements or adverse judgments other than those relating to the Ridder Action and the Second RTC Action), no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

CityFed's interest in City Federal is reflected as discontinued operations in the financial statements. See Item 1., "Description of Business - General."

CURRENT OPERATIONS

CityFed is not presently conducting an operating business. At the present time, management has invested, and intends in the future to invest, CityFed's assets on a short term basis.

CityFed currently derives its income by investing its assets in money market instruments with a maturity of one year or less. See Item 1., "Description of Business - Current Activities" for a description of CityFed's current investment policy. At December 31, 1996, CityFed had invested $8,911,000.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

CityFed recorded income of $229,000 from continuing operations for the year ended December 31, 1996 compared to a net income from continuing operations of $277,000 for the year ended December 31, 1995. CityFed lost $4,350,000 from discontinued operations in 1996 compared to a loss of $3,900,000 from discontinued operations in 1995.

CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve now also includes $853,000 relating to the Ridder Action. See Item 1., "Description of Business Potential Obligations of CityFed - Ridder Action." CityFed's 1996 and 1995 results of operations reflect additional provisions of $4,350,000 and $3,900,000, respectively, in the loss from discontinued operations. The contingency reserve rose from $3,987,000 at December 31, 1995 to $6,734,000 at December 31, 1996.

Interest on investments was $478,000 for the year ended December 31, 1996 compared to $528,000 for the year ended December 31, 1995 due to the lower level of interest rates during 1996. In 1995 and 1996, CityFed received further distributions of $44,000 and $38,000 from CX, respectively. See Item 1., "Description of Business - Boesky Settlement."

Operating expenses of $288,000 for the year ended December 31, 1996 were less than the $313,000 level for the year ended December 31, 1995. This occurred primarily as a result of the lower levels of professional services expenses, and state taxes included in other operating expenses, which decreased from $157,000 for the year ended December 31, 1995 to $133,000 for the year ended December 31, 1996.

Loss per share from continuing operations of $0.45 and $0.45 for the years ended December 31, 1996 and 1995, respectively, is after the deduction of unpaid preferred dividends of $8,636,000 in each year. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly. The loss per share from discontinued operations for the years ended December 31, 1996 and 1995 were $0.23 and $0.21, respectively, bringing the total loss per share for those periods to $0.68 and $0.66, respectively.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

CityFed recorded income of $277,000 from continuing operations for the year ended December 31, 1995 compared to a net income from continuing operations of $188,000 for the year ended December 31, 1994. CityFed lost $3,900,000 from discontinued operations in 1995 compared to a loss of $2,175,000 from discontinued operations in 1994.

CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve at December 31, 1995 included $853,000 relating to the Ridder Action. See Item 1., "Description of Business - Potential

Obligations of CityFed - Ridder Action." CityFed's 1995 and 1994 results of operations reflect additional provisions of $3,900,000 and $2,175,000, respectively, in the loss from discontinued operations. The contingency reserve rose from $2,169,000 at December 31, 1994 to $3,987,000 at December 31, 1995.

Interest on investments was $528,000 for the year ended December 31, 1995 compared to $376,000 for the year ended December 31, 1994 due to the higher level of interest rates during 1995. In 1994 and 1995, CityFed received further distributions of $47,000 and $44,000 from CX, respectively. See Item 1., "Description of Business - Boesky Settlement."

Operating expenses of $313,000 for the year ended December 31, 1995 were higher than the $241,000 level for the year ended December 31, 1994. This occurred primarily as a result of the higher levels of professional services expenses, and state taxes included in other operating expenses, which increased from $86,000 for the year ended December 31, 1994 to $157,000 for the year ended December 31, 1995.

Loss per share from continuing operations of $0.45 and $0.45 for the years ended December 31, 1995 and 1994, respectively, is after the deduction of unpaid preferred dividends of $8,636,000 in each year. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly. The loss per share from discontinued operations for the years ended December 31, 1995 and 1994 were $0.21 and $0.12, respectively, bringing the total loss per share for those periods to $0.66 and $0.57, respectively.

ITEM 7.   FINANCIAL STATEMENTS.

DELOITTE &
TOUCHE LLP
----------------               -------------------------------------------------
                               Two Hilton Court        Telephone: (201) 683-7000
                               P.O. Box 319            Facsimile: (201) 683-7459
                               Parsippany, New Jersey 07054-0319


INDEPENDENT AUDITORS' REPORT

The Board of Directors of
CityFed Financial Corp.:

We have audited the accompanying statements of financial condition of CityFed Financial Corp. (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

The Office of Thrift Supervision ("OTS") of the United States Department of the Treasury declared City Federal Savings Bank ("City Federal"), a wholly-owned subsidiary of the Company, insolvent and ordered it closed on December 7, 1989. The Resolution Trust Corporation was appointed Receiver to handle all matters related to City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations in the accompanying financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8, substantially all of the operations of the Company have been discontinued and the Company is subject to a number of commitments and contingencies which raise substantial doubt about its ability to continue as a going concern. Except as indicated in Note 8, the financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because of the possible material effects of the uncertainties referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the financial statements.


March 28, 1997                                 /s/ Deloitte & Touche LLP

                                               Parsippany, New Jersey
----------------
Deloitte Touche
Tohmatsu
International
----------------

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                            1996           1995
                                                        --------      ---------
ASSETS
------

CASH                                                    $    85       $      14
INVESTMENT SECURITIES AT AMORTIZED COST
  (Market Value $8,911 in 1996 and $8,834 in 1995)
  (Note 3)                                                8,911           8,836
OTHER ASSETS                                                160             152
                                                        -------       ---------
TOTAL ASSETS                                            $ 9,156       $   9,002
                                                        =======       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Contingency reserve (Notes 2 and 8)                   $  6,734      $   3,987
  Other liabilities                                        4,407          2,879
                                                        --------      ---------

           Total liabilities                              11,141          6,866
                                                        --------      ---------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 5 and 6):
  Preferred stock, 30,000,000 shares authorized:
     $2.10 cumulative convertible, Series B,
     $25 par value, issued and outstanding:
     2,539,400 in 1996 and 1995                           63,485         63,485
     Series C Junior, cumulative, $.01 par
     value, liquidation preference $3.00 per share,
     shares issued and outstanding:
     8,257,079 in 1996 and 1995                               82             82
  Common stock, $.01 par value, 100,000,000 shares
     authorized, issued:  18,913,646 in 1996 and 1995,
     outstanding:  18,714,646 in 1996 and 1995               188            188
  Additional paid-in capital                             108,854        108,854
  Accumulated deficit                                   (173,594)      (169,473)
  Treasury stock (199,000 shares of common stock)         (1,000)        (1,000)
                                                        --------      ---------

           Total stockholders' equity (deficit)           (1,985)         2,136
                                                        --------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  9,156      $   9,002
                                                        ========      =========


See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              1996           1995         1994
                                       -----------    -----------  -----------
INCOME:
  Interest on investments              $       478    $       528  $       376
  Other (Note 3)                                39             62           53
                                       -----------    -----------  -----------
          Total income                         517            590          429
                                       -----------    -----------  -----------
EXPENSES:
  Compensation and employee benefits           155            156          155
  Other operating expenses                     133            157           86
                                       -----------    -----------  -----------
          Total expenses                       288            313          241
                                       -----------    -----------  -----------

INCOME FROM CONTINUING OPERATIONS              229            277          188

LOSS FROM DISCONTINUED
 OPERATIONS (Note 2)                        (4,350)        (3,900)      (2,175)
                                       -----------    -----------  -----------
NET LOSS                               $    (4,121)   $    (3,623) $    (1,987)
                                       ===========    ===========  ===========

NET LOSS AVAILABLE FOR
 COMMON STOCKHOLDERS                   $   (12,757)   $   (12,259) $   (10,623)

LOSS PER SHARE:
  From continuing operations           $     (0.45)   $     (0.45) $     (0.45)
  From discontinued operations         $     (0.23)   $     (0.21) $     (0.12)
  Net loss                             $     (0.68)   $     (0.66) $     (0.57)

AVERAGE SHARES OUTSTANDING              18,714,646     18,714,646  $ 18,714,646

DIVIDENDS PER COMMON SHARE                       -            -            -


See notes to financial statements.




CITYFED FINANCIAL CORP.

STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
---------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                  ADDITIONAL
                              PREFERRED  COMMON    PAID-IN    ACCUMULATED  TREASURY
                                STOCK    STOCK     CAPITAL      DEFICIT     STOCK       TOTAL
BALANCE
   DECEMBER 31, 1993           $63,567   $188     $108,854    $(163,863)   $(1,000)   $ 7,746

Net loss                             -      -            -       (1,987)         -     (1,987)
                               -------   ----     --------    ---------    -------    -------

BALANCE
   DECEMBER 31, 1994            63,567    188      108,854     (165,850)    (1,000)     5,759

Net loss                             -      -            -       (3,623)         -     (3,623)
                               -------   ----     --------    ---------    -------    -------

BALANCE
   DECEMBER 31, 1995            63,567    188      108,854     (169,473)    (1,000)     2,136

Net loss                             -      -            -       (4,121)         -     (4,121)
                               -------   ----     --------    ---------    -------    -------

BALANCE
   DECEMBER 31, 1996           $63,567   $188     $108,854    $(173,594)   $(1,000)   $(1,985)
                               =======   ====     ========    =========    =======    =======


See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                     1996       1995      1994
                                                     ----       ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                               $   439    $   567   $   423
  Operating expenses                                 (367)      (622)   (1,021)
  Other income                                         39         62        53
                                                  -------    -------   -------
    Net cash provided by (used in)
     operating activities                             111          7      (545)
                                                  -------    -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in investment securities        (36)       (45)      536
  Other - net                                          (4)         -        (2)
                                                  -------    -------   -------
    Net cash (used in) provided by
      investing activities                            (40)       (45)      534
                                                  -------     ------    ------

NET INCREASE (DECREASE) IN CASH                        71        (38)      (11)

CASH AT BEGINNING OF PERIOD                            14         52        63
                                                  -------     ------    ------

CASH AT END OF PERIOD                             $    85    $    14    $   52
                                                  =======    =======    ======

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATIONAL ACTIVITIES:
   Net loss                                       $(4,121)   $(3,623)  $(1,987)
   Loss from discontinued operations                4,350      3,900     2,175
   Contingency reserve payments                      (102)      (226)     (673)
   Accrued income and expense                         (16)       (44)      (60)
                                                  -------    -------   -------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                            $   111    $     7   $  (545)
                                                  =======    =======   =======


See notes to financial statements.

CITYFED FINANCIAL CORP.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    COMPANY DESCRIPTION AND BASIS OF PRESENTATION - Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed"), was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision (the "OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations in the accompanying financial statements. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At December 31, 1996, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

    The financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 8, substantially all of the operations of the Company have been discontinued and the Company is subject to a number of commitments and contingencies that raise substantial doubt about its ability to continue as a going concern. Except as indicated in Note 8, the financial statements do not include any adjustments that might result from the outcome of these uncertainties. Currently, CityFed is not conducting an operating business. At the present time, management has invested, and intends to invest, CityFed's assets on a short-term basis.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from these estimates.

    CASH - Cash includes cash on hand and in banks, excluding certificates of deposit and money market accounts.

    INVESTMENT SECURITIES - In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are those debt securities that CityFed has the intent and ability to hold to maturity and are reported at amortized cost. Due to the short term nature of CityFed's investment securities, all investment securities, both in 1995 and 1996, are classified as held to maturity and, therefore, all investment securities are stated at cost and adjusted for premiums and discounts, which are amortized using the straight-line method, which does not differ materially from the interest method.

    LOSS PER SHARE - Loss per common share is computed by dividing earnings after consideration of payment of preferred dividends by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include dilutive stock options.

2.  DISCONTINUED OPERATIONS

    On December 7, 1989, the OTS declared City Federal insolvent and ordered it closed. The RTC was appointed receiver to handle all matters related to City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations. The Company has recognized losses from discontinued operations of City Federal only to the extent of its investment in and advances to the former subsidiary savings and loan (determined on a basis consistent with generally accepted accounting principles). At December 31, 1996 and 1995, the Company's statement of financial condition does not include any assets or liabilities of City Federal. However, as discussed in Note 8, there exists a claim asserting that the Company should assume certain liabilities of City Federal relating to deferred compensation arrangements with the Company's former Chairman.

    The loss from discontinued operations for 1996, 1995 and 1994 of $4,350,000, $3,900,000, and $2,175,000, respectively, results from an increase in the contingency reserve (see Note 8).

3.  INVESTMENT SECURITIES

    A summary of investment securities at December 31, 1996 and 1995, which are all due within one year, is as follows (dollars in thousands):

                                            1996
                           -----------------------------------------------------
                           PRINCIPAL                    CARRYING        MARKET
                            AMOUNT         COST           VALUE          VALUE

Corporate securities:
  BankAmerica               $   700      $   705        $    702      $    703
  Golden West                   500          513             508           508
  Merrill Lynch                 300          303             302           302
  GECC                          250          252             251           251
  EI DuPont                     500          499             499           499
  Marsh & McLennan              700          675             682           682
  Norwest                       400          407             406           406
  Merrill Lynch               1,000          960             968           968
  Lucent Technologies           700          683             689           688
  Merrill Lynch               1,000          974             981           981
  Southwest Bell                750          743             746           746
  AIG Funding                 1,000          994             998           998
  Met Life Funding            1,000          990             993           993
CoreStates Bank, N.A.
  Money Market Funds            147          147             147           147
Accrued Interest                 --           --              39            39
                             ------       ------          ------        ------
Total                        $8,947       $8,845          $8,911        $8,911
                             ======       ======          ======        ======


                                            1995
                           ----------------------------------------------------
                           PRINCIPAL                    CARRYING        MARKET
                            AMOUNT         COST           VALUE          VALUE

Corporate securities:
  Atlantic Richfield Co.    $1,000        $  985          $ 1,000       $  999
  Ameritech Corp.            1,300         1,277            1,297        1,296
  PacifiCorp.                2,000         1,967            1,994        1,994
  Hewlett Packard Company    2,000         1,973            1,992        1,991
  AT&T Corp.                 1,000           987              996          996
  Merrill Lynch, Inc.        1,500         1,478            1,490        1,490
  CoreStates Bank, N.A.
    Money Market Funds          67            67               67           67
                            ------        ------           ------       ------

  Total                     $8,867        $8,734           $8,836       $8,833
                            ======        ======           ======       ======



    In 1994, CityFed transferred substantially all of its investment securities to CoreStates Bank, N.A. ("CoreStates") for deposit into an escrow account to be maintained by CoreStates. Certain restrictions exist under the related escrow agreement (see Note 8 - "Temporary Order to Cease and Desist").

    During 1986, CityFed invested, as a limited partner, in the limited partnership of CX Partners, L.P., formerly known as Ivan F. Boesky & Company, L.P. ("CX"), the assets of which are now being administered by a liquidating trustee. This limited partnership investment was carried at its net realizable value during 1989. In December 1989, CityFed, along with other limited partners of the limited partnership and others, entered into an agreement concerning the distribution of certain assets of the limited partnership. In January 1990, CityFed received an amount from the limited partnership equal to its initial investment in the limited partnership ($5,017,000). CityFed received further distributions of $38,000, $44,000 and $47,000 in 1996, 1995, and 1994, respectively, which are included in other income. In March 1995, CityFed also received $16,682 representing its interest in the amount allocated to the CX-related claims in the Milken Global Settlement. Because of the uncertainty regarding the payments, CityFed is treating the expected payments on a cash basis for financial reporting purposes. CityFed is obligated to return all amounts received from the limited partnership to the extent that claims of creditors of the limited partnership cannot be satisfied out of the limited partnership's remaining assets. Based upon consultation with counsel to the limited partnership, CityFed is not aware of any pending or threatened claims that could not be expected to be satisfied out of the limited partnership's remaining assets.

4.  INCOME TAXES

    The Company was the parent company of an affiliated group of corporations that filed consolidated income tax returns. On December 7, 1989, the OTS appointed the RTC as receiver for City Federal. A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created by the OTS. City Savings acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed's liability for Federal income taxes for the tax years through 1990 were calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institution created by the OTS to acquire the assets and liabilities of City Federal. For its tax years 1991 through 1995, CityFed has filed its Federal income tax returns on a separate Company basis, which excludes City Federal and the successor institution. (See Note 8).

    On August 13, 1990, the Company entered into an agreement with the RTC, as receiver for City Federal, concerning certain refunds of Federal, Florida and New Jersey taxes. Both the Company and the receiver had claimed such refunds for themselves. The agreement provided that the refunds were to be held in an interest-bearing escrow account, until such time as the Company and the receiver resolved their respective claims to the refund moneys or a court of competent jurisdiction resolved such claims for them. The amount held in such escrow account was approximately $1.6 million. This dispute has been resolved and, in 1992, the Company received the refunds from the State of New Jersey (approximately $43,000) while the RTC, as receiver for City Federal, retained the Federal and State of Florida tax refunds.

    At December 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $21,459,000 that expire in various years through 2010. Operating loss carryforwards for New Jersey, Massachusetts and Florida state tax purposes, which expire in various years through 2009, were approximately $24,453,000, $2,454,000 and $993,000, respectively, at December 31, 1996.

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards. The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 1996 and 1995 are as follows:

                                                 1996              1995
          Deferred tax assets:
            Operating loss carryforwards     $ 10,233,768      $ 10,326,251
            Contingency reserve                 4,464,364         2,755,964
                                             ------------      ------------

          Total deferred tax assets            14,698,132        13,082,215
                                             ------------      ------------
          Deferred tax liabilities:
            Fixed asset depreciation               --                 1,571
                                             -------------     ------------
          Total deferred tax liabilities           --                 1,571
                                             -------------     ------------

          Net deferred tax asset before
          valuation allowance                  14,698,132        13,083,786

          Valuation allowance                  14,698,132        13,083,786
                                             -------------     ------------

          Net deferred tax asset             $     --          $     --
                                             =============     ============


    There was a $1,614,000 and $1,822,000 increase in the valuation allowance for the years ended December 31, 1996 and 1995, respectively.

5.  STOCKHOLDERS' EQUITY

    Each share of $2.10 Cumulative Convertible Preferred Stock, Series B is entitled to a cumulative dividend of $2.10 per annum when and as declared by the Board of Directors and will have priority over dividends on the common stock and Series C Junior Preferred Stock. Each share is convertible to
    1.752 shares of common stock. The Series B Preferred Stock is entitled to a liquidation preference of $25.00 per share.

    Each share of Series C Junior Preferred Stock is entitled to a cumulative dividend of $.40 per annum when and as declared by the Board of Directors and will have priority over dividends on the common stock. The Series C Junior Preferred is entitled to a liquidation preference of $3.00 per share plus all accrued and unpaid dividends and will rank junior to the Company's outstanding $2.10 Cumulative Convertible Preferred Stock, Series B with respect to dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company. At the option of the Company, the Series C Junior Preferred Stock may be redeemed at any time for $3.00 per share plus all accrued and unpaid dividends.

    The Company suspended dividend payments in July of 1989. At December 31, 1996, cumulative unpaid dividends totaled $40.0 million ($15.75 per share) and $24.8 million ($3.00 per share) for the Series B and C preferred stock, respectively.

6.  STOCK OPTION AND DEFERRED COMPENSATION PLANS

    The Company had a stock option plan (the "Plan"), which was terminated in 1990, that called for 1,910,000 shares of common stock to be reserved for issuance pursuant to options that may be granted under the Plan. Under the terms of the Plan, options were granted at not less than the fair market value of the shares at the date of grant, and could not have a maximum term of more than ten years. Options were exercisable to such extent and at such time during the term thereof as determined by the Board of Directors at the date of the grant. As of December 31, 1996, nonqualified stock options for 10,500 shares were outstanding under the Plan with exercise prices ranging from $6.375 to $12.75.

    City Federal maintained a Deferral Agreement Deferred Compensation Plan pursuant to which it administered a deferral agreement with the Company's former Chairman, Gilbert G. Roessner. Under this plan, Mr. Roessner could convert deferred compensation into stock units, each stock unit representing one hypothetical share of the Company's common stock. The conversion price was based on the fair market value of the common stock. Unless otherwise elected, the stock units were payable in monthly installments after termination of service. Distributions were in the form of shares of common stock or, in certain circumstances, cash. Each stock unit outstanding at August 5, 1985 represented one hypothetical share of common stock and 0.592 shares of Series C Junior Preferred Stock. As a result of the receivership of City Federal, the Company no longer receives funds from City Federal in connection with the distribution to Mr. Roessner of common stock under the plan. Accordingly, the Company has not included the stock units that may be issued under this plan in its 1996, 1995 and 1994 net loss per share calculations. See Note 8 for claim of Mr. Roessner against the Company relating to this plan and other deferred compensation arrangements for which the Company has not recorded a liability in the accompanying financial statements.

    The Company maintained an Amended Directors' Deferred Compensation Plan under which it entered into deferral agreements with certain officers and directors which also provided for the conversion of deferred compensation into stock units. In December 1989, all participating officers and directors received complete distributions of their interests in this plan. As discussed in Note 8, the RTC, as receiver for City Federal, caused an action to be filed seeking the return of such distributions, which action has been settled.

    The Company has reserved 948,000 shares of common stock to fund the obligations under both the Amended Directors' Deferred Compensation Plan and the Deferral Agreement Deferred Compensation Plan. Information with respect to compensation converted to stock units under these plans is as follows:

                                                                  DEFERRED
                                       STOCK          PER       COMPENSATION
                                       UNITS         SHARE         BALANCE
                                                                   (000')
       Balance, December 31, 1996,
       1995 and 1994                 $ 159,869      $4,472         $715
                                     =========      ======         ====

7.  PENSION PLANS

    The Company, through City Federal, had an ESOP (a defined contribution plan) with a Minimum Benefit Retirement Plan (the "Floor Plan") and a Thrift and Profit Sharing Plan (a qualified plan under Section 401(k) of the Internal Revenue Code). On December 7, 1989, City Federal was declared insolvent by the OTS and ordered closed. The RTC has been appointed receiver to handle all matters related to City Federal including these plans. The Company does not provide any retirement benefits for its employee.

8.  COMMITMENTS AND CONTINGENCIES

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

    The Notice of Changes provides that a hearing will be held before an administrative law judge on the question of whether a final cease and desist order should be issued against CityFed and the Respondents. The case has been assigned to an administrative law judge who has entered a scheduling order. CityFed and the Respondents filed an answer in response to the Notice of Charges and have filed motions for summary disposition of the OTS' claims.

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

    On February 1, 1996, the Administrative Law Judge ("ALJ") presiding over the OTS's administrative proceeding against CityFed and the Respondents issued a Prehearing Order granting the OTS's Motion for Partial Summary Disposition with respect to CityFed and denying CityFed's Motion for Partial Summary Disposition of the OTS's Assessment of Civil Money Penalties and CityFed's Cross-Motion for Summary Adjudication. The Prehearing Order also denied the Respondents' Motion for Partial Summary Disposition. In the Prehearing Order, the ALJ concluded that CityFed's retention of dividends and other funds received from its former subsidiary, City Federal, constitutes "unjust enrichment" within the meaning of 12 U.S.C. (beta) 1818(b)(6) and that the Stipulation CityFed provided to the FSLIC in December 1984 regarding maintenance of the net worth of City Federal is enforceable by the OTS against CityFed.

    On March 27, 1996,  CityFed filed a motion for  reconsideration of the ALJ's
    Prehearing Order. On April 26, 1996, the OTS filed a memorandum in opposition to CityFed's motion for reconsideration. On May 29, 1996, the ALJ denied CityFed's motion for reconsideration. On June 12, 1996, CityFed moved for interlocutory review by the Acting Director of the OTS of the conclusions in the Prehearing Order. If the Acting Director were to affirm the conclusions in the Prehearing Order, CityFed would intend to seek review of that decision in the United States Court of Appeals and, if necessary, to seek from the Supreme Court of the United States a review of any adverse decision from the Court of Appeals. However, following any decision, it may be necessary to have the matter progress to a hearing and a final order before review by the Court of Appeals is possible. If the conclusions in the Prehearing Order are not ultimately reversed, CityFed may be required to turn over to the OTS all or substantially all of CityFed's assets.

    For further information regarding the Stipulation, see "First RTC Action" below.

    TEMPORARY ORDER TO CEASE AND DESIST - Also on June 2, 1994, the OTS issued a Temporary Order to Cease and Desist ("Temporary Order") against CityFed. The Temporary Order required CityFed to post, by 12:00 noon on the seventh calendar day following service of the Temporary Order, $9,000,000 as security for the payment of the amount of restitution and reimbursement sought by the OTS in its Notice of Charges. As CityFed's total assets were $9.1 million on June 30, 1994, the amount sought by the OTS represented substantially all of the assets of CityFed.

    The Temporary Order also requires CityFed to "cease and desist from directly or indirectly causing the use, sale, transfer or encumbrance of funds or other assets of any nature whatsoever in which CityFed has a legal or beneficial interest, whether directly or through any other person or entity, except as provided in" the Temporary Order. However, CityFed may pay ordinary and reasonable operating expenses of up to $15,000 per month and may, subject to certain limitations, pay reasonable and necessary legal fees and expenses in its own defense. The Temporary Order effectively prohibits CityFed from advancing litigation expenses or providing indemnification pursuant to its obligations under its Bylaws and Restated Certificate of Incorporation. See "Indemnification Claims" below. Although CityFed
    attempted  to  have  the  Temporary   Order  set  aside  in  court,  it  was
    unsuccessful.

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

    The RTC filed an interlocutory appeal with the United States Court of Appeals for the Third Circuit ("Third Circuit") from the N.J. Court's November 15, 1993 Orders in the Second RTC Action that dismissed the RTC's First Amended Complaint to the extent it alleged a cause of action for simple negligence. On June 23, 1995, the Third Circuit reversed the N.J. Court's November 15, 1993 Orders. On January 14, 1997, in the case captioned ATHERTON V. FEDERAL DEPOSIT INSURANCE CORPORATION, 519 U.S. ___, 117 S. Ct. 666 (1997) ("Supreme Court Case"), the Supreme Court of the United States vacated the Third Circuit's judgment and remanded the case.

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

    CityFed is aware that all of the defendants in the Second RTC Action other than John W. Atherton, Jr. have settled with the RTC or FDIC. The settlement agreement for Victor Pelson includes a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, but only if the OTS and CityFed settle the administrative proceeding or final judgment is entered against CityFed in the proceeding. Mr. Pelson agreed to pay the RTC $650,000 to settle the Second RTC Action. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner include (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments agreed to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, are $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $250,000 for Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner ("Roessner Credit") as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they make to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action, and Mr. Kellogg agreed to pay $3,000,000. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments. On February 21, 1997, in the wake of the decision in the Supreme Court Case, the N.J. Court held a status conference at which a possible settlement between the FDIC and Mr. Atherton was discussed.

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

    As described above, CityFed and several former directors and/or officers of City Federal have been named as defendants or respondents in the First and Second RTC Actions and in the Notice of Charges. Many of these former directors and/or officers of City Federal have requested CityFed to indemnify them and to advance expenses to them in connection with these matters. A special committee of CityFed's Board of Directors, comprised of directors who have not been named in the First or Second RTC Actions, was established to consider this request for indemnification and advancement of expenses with respect to the First and Second RTC Actions. On the advice of counsel to the special committee, CityFed has advanced reasonable defense costs to such former directors and officers in such Actions.

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

    CityFed received a letter dated June 21, 1995, from Skadden, Arps, Slate, Meagher & Flom ("Skadden"), which is counsel for Gordon Allen, Marshall Criser, Edwin Halkyard, Peter Kellogg, William Liffers and Victor Pelson ("Outside Directors"), who are or were parties to one or more of the following matters (collectively, the "Cases"): (1) the Second RTC Action;
    (2) the Injunction  Action and D.C. Appeal;  (3) the Supreme Court Case; and
    (4) the administrative enforcement proceeding brought by the OTS against CityFed and the Respondents. In the letter, the Outside Directors demanded that, pursuant to CityFed's Bylaws and Restated Certificate of Incorporation, and in light of the Order issued in the Ridder Action described below, CityFed pay all outstanding invoices from Skadden for legal services rendered to the Outside Directors in connection with the Cases. The letter states that, if CityFed refuses to make the payments demanded, the Outside Directors will consider taking appropriate legal action to enforce their rights. CityFed received a similar letter from Venable, Baetjer, Howard & Civiletti, counsel for John Kean, who was a party to the Second RTC Action, as well as from Alfred J. Hedden, Gilbert G. Roessner, and Gordon Allen, who were or are parties to the Cases. CityFed is considering what action to take in response to these letters. CityFed expects that it may receive other, similar letters demanding payment from other current or former directors and officers who were or are parties to one or more of the Cases.

    Through December 31, 1996, CityFed received but has not paid bills totaling $4,331,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

    Because of the Temporary Order, CityFed is unable unilaterally to make the payment required by the Ridder Order. On July 13, 1995, CityFed submitted the Ridder Order to the OTS and requested the permission of the OTS to pay the amounts CityFed is directed to pay in the Ridder Order, as well as permission to pay to the Ridder plaintiffs the sum of $601.84 in court costs, which CityFed had been directed to pay to the plaintiffs in a May 4, 1995 Order of the N.J. Court. On August 18, 1995, the OTS issued a Decision and Order ("OTS Order") denying this request by CityFed. On August 2, 1995, CityFed appealed the Ridder Order to the Third Circuit, arguing that the N.J. Court had abused its discretion by ordering CityFed to make a payment CityFed could not make because of the Temporary Order. On August 29, 1995, CityFed asked the Third Circuit to stay the Ridder Order pending the appeal from the Ridder Order, but the Third Circuit denied the request. The appeal was then fully briefed by the parties and argued to a panel of the Third Circuit on March 22, 1996. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the Ridder Order and directing that the matter be returned to the N.J. Court for further proceedings. Among the options available to the N.J. Court, noted the Third Circuit, were the possibility of staying any payment order pending completion of the OTS administrative proceedings or conditioning any payment obligation on CityFed's ability to obtain OTS approval. The Third Circuit also said the N.J. Court might consider reducing the payment obligation to judgment and permitting OTS to intervene in the proceedings. On May 1, 1996, the Ridder plaintiffs petitioned the Third Circuit for rehearing en banc, claiming that the Third Circuit panel's April 18, 1996, decision conflicts with the February 9, 1995, Third Circuit panel decision awarding indemnification to the Ridder plaintiffs. The Third Circuit denied the Petition for Rehearing on May 20, 1996. Although the matter is remanded to the N.J. Court for further action, the N.J. Court has yet to take any action. In 1996, CityFed included approximately $838,000 in its contingency reserve relating to the Ridder Action.

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

    The FDIC has been granted leave to intervene as a plaintiff in supervisory goodwill cases involving closed institutions where there is claimed to be a deficit in the receivership estate, including CityFed's case. The FDIC claims that, as successor receiver (to the RTC) for these institutions, it is the proper party to assert these claims, since its claim as insurer of accounts likely exceeds any potential recovery.

    CityFed has now received from the Government "core documents" for each of the transactions thought to have generated supervisory goodwill. CityFed's counsel is presently analyzing these documents to determine whether it now has sufficient documentation to file its Amended Complaint.

    CLAIM OF A FORMER DIRECTOR AND OFFICER - As a result of the receivership of City Federal, City Federal failed to pay Gilbert G. Roessner, a former director and officer of CityFed, the amounts owed to him under various deferred compensation arrangements City Federal had with him. He claims that CityFed is responsible for this amount (approximately $1.1 million as of November 1, 1989). On April 30, 1991, special counsel to the Compensation Committee of CityFed's Board of Directors recommended to the full Board that no payments be made to Mr. Roessner currently, but that the Board keep Mr. Roessner's claim under advisement, to be reconsidered in light of then existing circumstances and any additional evidence provided by Mr. Roessner in support of his claim. The full Board of Directors received the report of special counsel to the Compensation Committee.

    Pursuant to an agreement dated as of December 15, 1993 ("Funds Agreement"), among Mr. Roessner, the RTC as receiver for City Federal, and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), the RTC in January 1994 transferred $933,623.44 to an investment account at DLJ in Mr. Roessner's name. CityFed believes such funds, which represent a percentage of Mr. Roessner's deferred compensation claim against City Federal, serve to reduce the amount of Mr. Roessner's claim against CityFed. CityFed believes that the amount of such claim may also have been reduced by the amount of the Roessner Credit discussed under "Second RTC Action" above.

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

    CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At December 31, 1996, the Company has a $6.7 million contingency reserve (see Note 2) representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:


          Balance - December 31, 1993         $    1,543,000
                                              --------------

          Charges                                 (1,549,000)
          Provision                                2,175,000
                                              --------------

          Balance - December 31, 1994              2,169,000
                                              --------------

          Charges                                 (2,082,000)
          Provision                                3,900,000
                                              --------------
          Balance - December 31, 1995              3,987,000
                                              --------------

          Charges                                 (1,603,000)
          Provision                                4,350,000
                                              --------------

          Balance - December 31, 1996         $    6,734,000
                                              ==============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

The current directors of CityFed are as follows:

                                   POSITIONS HELD                   DIRECTOR
               NAME                 WITH CITYFED       AGE (1)      SINCE (2)
               ----                --------------      -------      ---------

   Class I-Term Expired 1994
   Gordon E. Allen               Director                 70          1984
   John W. Atherton, Jr.         Director, Chairman,      54          1987
                                 President, Chief
                                 Executive Officer and
                                 Treasurer

   Class II-Term Expired 1992
   Peter R. Kellogg              Director                 54          1984

   Class III-Term Expired 1993
   Edwin M. Halkyard             Director                 62          1988

   Directors Elected by the Holders of Series B Stock

   Richard N. Morash             Director                 54          1991
   Stephen L. Ranzini            Director                 31          1991

______________________________

(1)  At January 31, 1997.
(2)  All directors serve until their successors have been elected and qualify.

The  following  is  certain  biographical   information  regarding  the  current
directors:

Mr. Allen was, until his retirement in 1986, President, Chief Operating Officer and a director of Cluett, Peabody & Co., Inc., New York, New York, an apparel manufacturing, sales and distribution company.

Mr. Atherton was elected Vice President of CityFed upon its formation in 1984, Vice Chairman in April 1986 and President and Chief Executive Officer on February 1, 1989. On April 18, 1990, Mr. Atherton was also elected Treasurer of CityFed and, on July 16, 1991, was elected Chairman. He was President of City Federal from January 1986 until December 8, 1989 and its Chairman and Chief Executive Officer from February 1, 1989 until December 8, 1989. From November 1987 through February 1, 1989, he was Deputy Chief Executive Officer of City Federal and, from March 1984 through November 1987, he was Chief Operating Officer of City Federal. From March 1984 through December 1985, he was Vice Chairman of City Federal. Prior to that time, he was an Executive Vice President of City Federal.

Mr. Halkyard was Senior Vice President-Human Resources and a member of the Management Committee of Allied-Signal, Inc., Morris Township, New Jersey, an advanced technology company, from 1979 until his retirement in 1990. He is currently a Distinguished Lecturer in Management in the College of Business Administration, University of South Carolina. Mr. Halkyard is also a director of Bally Manufacturing Corporation.

Mr. Kellogg is Senior Managing Director and Chief Executive Officer of Spear, Leeds & Kellogg, New York, New York, a specialist firm on the New York Stock Exchange. Mr. Kellogg is a member of the New York Stock Exchange and the American Stock Exchange. He is President of IAT Reinsurance Syndicate, Ltd., a Bermuda insurance company, and, until its liquidation in 1986, President and a director of Interstate Air Taxi, Inc., New York, New York, a commuter airline service. Mr. Kellogg is a director of First Options of Chicago, Inc., an options clearing firm, Interstate/Johnson Lane, Inc., a publicly-traded regional brokerage firm, and The Ziegler Companies, Inc., a publicly-traded regional brokerage firm.

Mr. Morash has been a private investor in the real estate and securities markets since October 1987. From December 1984 through October 1987, he was President, Chief Executive Officer and Director of Yankee Bank for Finance & Savings, F.S.B. in Boston, Massachusetts. This bank was put into receivership and was liquidated in October 1987. From February 1983 through December 1984, he was

Director of Corporate Finance/Banking for Mosley, Hallgarten, Estabrook & Weeden, Inc., a broker-dealer located in New York, New York, where he was responsible for the origination and sale of investment banking products to banks and thrifts. He also managed new equity and debt financings for commercial banks and thrifts, including mutual to stock conversions. From 1978 through 1983, he served in various positions with First National Bank of New Jersey, Totowa, New Jersey. His last position at that bank was Executive Vice President, where he was responsible for all commercial, mortgage and consumer lending functions and all activities of a 38 branch network for this $1.5 billion commercial bank.

Mr. Ranzini has been President and Chief Executive Officer of University Bancorp Inc. (formerly known as Newberry Bancorp Inc.) since July 1988, the holding company for University Bank ("Bank"), formerly known as The Newberry State Bank, in Newberry, Michigan. Mr. Ranzini is also a director of University Bancorp, Inc. In November, 1994, he became the President of the Bank, in December 1995, he became Senior Vice President - Mortgage Banking of the Bank and, in January 1994, became a director of the Bank. Mr. Ranzini is also Director and Treasurer of Michigan BIDCO, a community development lending organization (May 1993 to present).

EXECUTIVE OFFICERS

CityFed has no current executive officers, other than John W. Atherton, Jr. All executive officers are appointed annually by the Board and serve for one-year terms.

See Item 1., "Description of Business" concerning the receivership of City Federal.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

To the best of CityFed's knowledge, all directors, officers and more than 10% beneficial owners of CityFed have filed all reports on Forms 3, 4 and 5 required to be filed by them for the year ended December 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Mr. Atherton received an annual salary of $100,000 during 1996 and continues to be paid at the same rate in 1997. The Board approved an additional payment to him of $35,000 in December 1996.

CityFed does not have employment agreements with any of its officers.

The following table sets forth information concerning the compensation paid or accrued by CityFed for CityFed's one officer whose aggregate compensation exceeded $100,000 in 1996.

                                                   ANNUAL COMPENSATION
                                           -------------------------------------
   NAME AND PRINCIPAL                                           OTHER ANNUAL
   POSITION                          YEAR  SALARY($)  BONUS($)  COMPENSATION ($)
   --------                          ----  ---------  --------  ----------------

   John W. Atherton, Jr.             1996  100,000    35,000       16,012 (1)
   Chairman, Director,               1995  100,000    35,000       17,035 (1)
   President, Chief                  1994  100,000    35,000       13,859 (1)
   Executive Officer and Treasurer
-------------------------------

(1) Represents amounts paid for Mr. Atherton's health insurance and for life insurance for which Mr. Atherton may designate the beneficiary.

DIRECTORS' COMPENSATION

Directors of CityFed receive a meeting fee of $1,000 for each meeting attended. The Board held four meetings during 1996. No remuneration is paid for telephone meetings. Directors of CityFed who are compensated as officers of CityFed do not receive separate compensation for service on the Board of Directors of CityFed.

STOCK OPTION PLAN AND 1987 LONG-TERM PERFORMANCE INCENTIVE PLAN

On September 18, 1990, the Board of Directors of CityFed terminated CityFed's Stock Option Plan and 1987 Long-Term Performance Incentive Plan ("1987 Plan"). Consequently, CityFed cannot grant any further options under either plan.

As of March 1, 1997, options to purchase 3,000 shares of Common Stock remain outstanding. These options were issued to former employees of City Federal, other than Mr. Atherton. All of these outstanding options were issued under CityFed's Stock Option Plan. No options remain outstanding under the 1987 Plan.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to those persons known to CityFed to own, or who may be deemed to own, beneficially more than five percent of any class of voting stock of CityFed (Common Stock, Series B Stock or

Series C Stock) as of February 28, 1997. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the stock indicated. Information contained in the table is based on reports filed with or information otherwise supplied to CityFed by the listed beneficial owners.

                                     NUMBER OF SHARES
   NAME AND ADDRESS                   BENEFICIALLY           PERCENT
   OF BENEFICIAL OWNER                   OWNED               OF CLASS
   -------------------               ----------------    ---------------

   Lehigh Financial Corp.              1,365,000(1)      7.29 percent of the
   950 Stuyvesant Avenue                                 Common Stock
   Union, New Jersey  07083

   Glenn F. Woo                        1,776,435(2)      7.25 percent of the
   10 Exchange Place                                     Common Stock and 5.09
   Jersey City, New Jersey 07302                         percent of the Series C
                                                         Stock

   Joseph L. Ranzini                     445,800(3)      17.56 percent of the
   209 East Portage Avenue                               Series B Stock
   Sault Ste. Marie, Michigan 49783
        and
   Stephen L. Ranzini
   959 Maiden Lane
   Ann Arbor, Michigan  48105

   James R. Connacher                    452,550         1.59 percent of the
   514 St. Clair Avenue East                             Common Stock and 6.12
   Toronto, Ontario, Canada M4                           percent of the Series B
                                                         Stock

   Frank A. Constantini                  452,550         1.59 percent of the
   41 Glen Road                                          Common Stock and 6.12
   Toronto, Ontario, Canada M4                           percent of the Series B
                                                         Stock

   Peter T. Hyland                       450,050         1.59 percent of the
   129 Oarfield Avenue                                   Common Stock and 6.12
   Toronto, Ontario, Canada M4                           percent of the Series B
                                                         Stock

                                     NUMBER OF SHARES
   NAME AND ADDRESS                   BENEFICIALLY           PERCENT
   OF BENEFICIAL OWNER                   OWNED              OF CLASS
   -------------------               ----------------    ---------------

   Philadelphia Bourse, Inc.            1,756,292        21.27 percent of the
   Suite 120                                             Series C Stock
   4601 Forbes Boulevard
   Lanham, Maryland 20706-4313


-------------------------------

(1) Represents shares of Common Stock. This information is based on the most recent Schedule 13D filed by Lehigh Financial Corp. dated January 23, 1989.

(2) Includes 1,356,323 shares of Common Stock and 420,112 shares of Series C Stock purchased by Mr. Woo on November 20, 1990. This information is based on the Schedule 13D filed by Mr. Woo on February 25, 1991.

(3) 126,970 of such shares of Series B Stock are held by Joseph L. Ranzini and 318,830 of such shares of Series B Stock are held by Stephen L. Ranzini, the son of Joseph L. Ranzini. Mr. Joseph L. Ranzini has the sole power to vote and direct the voting of, and the sole power to dispose and direct the disposition of, the shares held by him. Mr. Stephen L. Ranzini has the sole power to vote and direct the voting of, and the sole power to dispose and direct the disposition of, the shares held by him. This information is based on an amended Schedule 13D filed by Messrs. Ranzini on February 28, 1995.

SECURITIES OWNERSHIP OF MANAGEMENT

The following table sets forth information concerning the shares of Common Stock, Series C Stock and Series B Stock beneficially owned by each director of CityFed, and by all officers and directors as a group, as of February 28, 1997. Except as otherwise noted, each beneficial owner listed has sole investment and voting powers with respect to the stock indicated.

COMMON STOCK
------------
                                    NUMBER OF SHARES       PERCENT
        NAME                       BENEFICIALLY OWNED      OF CLASS
        ----                       ------------------      --------

   Gordon E. Allen                       2,243                (1)
   John W. Atherton, Jr.                31,105(2)             (1)
   Edwin M. Halkyard                     2,500(3)             (1)
   Peter R. Kellogg                      8,824(4)             (1)
   Richard N. Morash                    97,502                (1)
   Stephen L. Ranzini                        0                 0

   All Directors and                   142,174(2)             (1)
   Officers as a Group
   (6 Persons)
----------------------------

(1)  Less than 1.0%.

(2) Includes 19,169 shares held by Mr. Atherton's wife and 7,168 shares held in custodial accounts for Mr. Atherton's children with respect to which Mrs. Atherton is custodian.

(3)  Held jointly with Mr. Halkyard's wife.

(4)  Held by a trust of which Mr. Kellogg is trustee.

SERIES C STOCK
--------------


                                      NUMBER OF SHARES       PERCENT
        NAME                         BENEFICIALLY OWNED      OF CLASS
        ----                         ------------------      --------


   Gordon E. Allen                           119               (1)
   John W. Atherton, Jr.                   4,402(2)            (1)
   Edwin M. Halkyard                           0                0
   Peter R. Kellogg                      379,888(3)          4.60
   Richard N. Morash                      49,511               (1)
   Stephen L. Ranzini                          0                0

   All Directors and                     433,920             5.26
   Officers as a Group
   (6 Persons)
----------------------------

(1)   Less than 1.0%.

(2) Includes 4,402 shares held in custodial accounts for Mr. Atherton's children with respect to which Mr. Atherton's wife is custodian.

(3) Includes 379,888 shares held by two trusts of which Mr. Kellogg is a trustee. This information is based on the Schedule 13D filed by Mr. Kellogg on February 14, 1991.


SERIES B STOCK
--------------

                                      NUMBER OF SHARES       PERCENT
        NAME                         BENEFICIALLY OWNED      OF CLASS
        ----                         ------------------      --------

   Gordon E. Allen                              0                 0
   John W. Atherton, Jr.                        0                 0
   Edwin M. Halkyard                            0                 0
   Peter R. Kellogg                             0                 0
   Richard N. Morash                            0                 0
   Stephen L. Ranzini                     445,800(1)            17.56
   All Directors and                      445,800               17.56
   Officers as a Group
   (6 Persons)

----------------------------

(1) 126,970 of such shares of Series B Stock are held by Joseph L. Ranzini, the father of Stephen L. Ranzini. This information is based on an amended
      Schedule 13D filed by Messrs. Ranzini dated February 28, 1995.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The bylaws of CityFed obligate CityFed to indemnify, to the fullest extent authorized by the Delaware General Corporation law, its directors and officers and to advance expenses to such persons in certain circumstances. See Item 1., "Description of Business - Potential Obligations of CityFed - Indemnification Claims."


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

(3)  Articles of Incorporation and Bylaws.

      3.1 Restated Certificate of Incorporation, as amended. Incorporated herein by reference to Exhibit 3.1 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 1995.

      3.2 Bylaws, as amended. Incorporated herein by reference to Exhibit 3.2 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(10) Material Contracts.

     10.1 Stipulation of CityFed Financial Corp. dated December 4, 1984. Incorporated herein by reference to Exhibit 10.1 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     10.2 Settlement Agreement dated as of the 14th day of December 1992 between CityFed Financial Corp. and the Resolution Trust
            Corporation. Incorporated herein by reference to Exhibit 10.5 of CityFed's Annual Report on Form 10-K for the year ended December 31, 1992.

     10.3 Agreement dated as of December 14, 1992 between CityFed Financial Corp. and the Resolution Trust Corporation. Incorporated herein by reference to Exhibit 10.3 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.4 Escrow Agreement dated October 26, 1995 among CoreStates Bank, N.A., CityFed Financial Corp. and the Office of Thrift Supervision. Incorporated herein by reference to Exhibit 10.4 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(11) Statement regarding computation of per share earnings (loss).

(23) Consent of Independent Auditors.

(27) Financial data schedule.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CITYFED FINANCIAL CORP.


Date: March 28, 1997                        By:/s/ John W. Atherton, Jr.
                                               ----------------------------
                                               John W. Atherton, Jr.
                                               President, Chief Executive
                                               Officer and Treasurer (Principal
                                               Executive and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon E. Allen                                  March 28, 1997
--------------------------
Gordon E. Allen
Director

/s/ John W. Atherton, Jr.                            March 28, 1997
---------------------------
John W. Atherton, Jr.
Chairman, President, Chief Executive
Officer, Treasurer and
Director (Principal Executive,
Financial and Accounting Officer)

/s/ Edwin M. Halkyard                                March 20, 1997
--------------------------
Edwin M. Halkyard
Director

/s/ Peter R. Kellogg                                 March 20, 1997
--------------------------
Peter R. Kellogg
Director

/s/ Richard N. Morash                                March 28, 1997
--------------------------
Richard N. Morash
Director

/s/ Stephen L. Ranzini                               March 28, 1997
--------------------------
Stephen L. Ranzini
Director

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
-------
    3.1 Restated Certificate of Incorporation, as amended. Incorporated herein by reference to Exhibit 3.1 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    3.2 Bylaws, as amended. Incorporated herein by reference to Exhibit 3.2 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 1995.

   10.1 Stipulation of CityFed Financial Corp. dated December 4, 1984. Incorporated herein by reference to Exhibit 10.1 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 1995.

   10.2 Settlement Agreement dated as of the 14th day of December 1992 between CityFed Financial Corp. and the Resolution Trust Corporation. Incorporated herein by reference to Exhibit 10.5 of CityFed's Annual Report on Form 10-K for the year ended December 31, 1992.

   10.3 Agreement dated as of December 14, 1992 between CityFed Financial Corp. and the Resolution Trust Corporation. Incorporated herein by reference to Exhibit 10.3 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 1994.

   10.4 Escrow Agreement dated October 26, 1995 among CoreStates Bank, N.A., CityFed Financial Corp. and the Office of Thrift Supervision. Incorporated herein by reference to Exhibit 10.4 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 1994.

   11     Statement regarding computation of per share earnings (loss).

   23     Consent of Independent Auditors.

   27     Financial data schedule.