Form 10QSB
period 1997-03-31
CITYFED FINANCIAL CORP
filed 1997-05-14
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark one]

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number   0-13311

                             CityFed Financial Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                      22-2527684
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation                (IRS Employer
 or organization)                                          Identification No.)

        PO Box 3126, Nantucket, MA                               02584
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                 (508) 228-2366
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 1997, the number of shares of outstanding common stock was 18,714,646.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.


STATEMENTS OF FINANCIAL CONDITION
March 31, 1997 and December 31, 1996
(Dollars in Thousands)

                                                                    March 31, 1997  December 31,
                                                                      (Unaudited)       1996
                                                                      -----------       ----
ASSETS

CASH                                                                   $      12     $      85
INVESTMENT SECURITIES - At amortized cost (Market Value:                   9,024         8,911
   March 31, 1997, $9,014; December 31, 1996, $8,911)
OTHER ASSETS                                                                 159           160
                                                                       ---------     ---------

TOTAL ASSETS                                                           $   9,195     $   9,156
                                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Contingency reserve                                               $   6,730     $   6,734
     Other liabilities                                                     4,380         4,407
                                                                       ---------     ---------

     Total liabilities                                                    11,110        11,141
                                                                       ---------     ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, 30,000,000 shares authorized:
         $2.10 cumulative convertible, Series B, $25.00 par value,
         issued and outstanding: 2,539,400 in 1997 and 1996               63,485        63,485
         Series C Junior, cumulative, $.01 par value, liquidation
         preference $3.00 per share, shares issued and outstanding:
         8,257,079 in 1997 and 1996                                           82            82
     Common stock, $.01 par value, 100,000,000 shares authorized, issued: 18,913,646 in 1997 and 1996, outstanding:
         18,714,646 in 1997 and 1996                                         188           188
     Additional paid-in capital                                          108,854       108,854
     Accumulated deficit                                                (173,524)     (173,594)
     Treasury stock (199,000 shares of common stock)                      (1,000)       (1,000)
                                                                       ---------     ---------

       Total stockholders' deficit                                        (1,915)       (1,985)
                                                                       ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $   9,195     $   9,156
                                                                       =========     =========

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Three Months Ended March 31, 1997 and 1996
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                        March 31,
                                              -----------------------------
                                                 1997              1996
                                                 ----              ----

INCOME:
   Interest on investments                    $        123     $        119
                                              ------------     ------------

     Total income                                      123              119
                                              ------------     ------------

EXPENSES:
   Compensation and employee benefits                   34               31
   Other operating expenses                             19               31
                                              ------------     ------------

     Total expenses                                     53               62
                                              ------------     ------------

INCOME FROM CONTINUING OPERATIONS                       70               57

LOSS FROM DISCONTINUED OPERATIONS                     --              3,950
                                              ------------     ------------

NET INCOME (LOSS)                             $         70     $     (3,893)
                                              ============     ============


NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS
                                              $     (2,089)    $     (6,052)

LOSS PER SHARE:
   From continuing operations                 $      (0.11)    $      (0.11)
   From discontinued operations               $       --       $      (0.21)
   Net loss                                   $      (0.11)    $      (0.32)

AVERAGE SHARES OUTSTANDING                      18,714,646       18,714,646

DIVIDENDS PER COMMON SHARE                            --               --

See notes to financial statements.

CITYFED FINANCIAL CORP.


STATEMENTS  OF CASH FLOWS
Three Months Ended March 31, 1997 and 1996
(Dollars in Thousands)
(Unaudited)

                                                                    March 31,
                                                              --------------------
                                                                1997        1996
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                        $    77     $    68
     Operating expenses                                           (83)       (125)
                                                              -------     -------

       Net cash used in operating activities                       (6)        (57)
                                                              -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in investment securities                 (67)         60
     Other - net                                                 --            (2)
                                                              -------     -------

       Net cash (used in) provided by investing activities        (67)         58
                                                              -------     -------

NET (DECREASE) INCREASE IN CASH                                   (73)          1

CASH AT BEGINNING OF PERIOD                                        85          14
                                                              -------     -------

CASH AT END OF PERIOD                                         $    12     $    15
                                                              =======     =======

RECONCILIATION OF NET INCOME TO NET CASH USED
     IN OPERATING ACTIVITIES:
     Net income (loss)                                        $    70     $(3,893)
     Loss from discontinued operations                           --         3,950
     Contingency reserve payments                                  (3)        (26)
     Accrued income and expense                                   (73)        (88)
                                                              -------     -------

NET CASH USED IN OPERATING ACTIVITIES                         $    (6)    $   (57)
                                                              =======     =======


See notes to financial statements.

CITYFED FINANCIAL CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
MARCH 31, 1997 (UNAUDITED)

1. Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision ("OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At March 31, 1997, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

     As a result of the receivorship of City Federal, the financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. The financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 4, substantially all of the operations of the Company have been discontinued and the Company is subject to a number of commitments and contingencies that raise substantial doubt about its ability to continue as a going concern. Except as indicated in Note 4, the financial statements do not include any adjustments that might result from the outcome of these uncertainties. Currently, CityFed is not conducting an operating business. At the present time, management has invested, and intends to invest, CityFed's assets on a short term basis.

2. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996 ("1996 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of 52.5 cents per share. Dividends on both series of the Company's preferred stock are cumulative. At March 31, 1997, dividends in arrears were $41.3 million and $25.6 million on the Company's Series B and Series C Stock, respectively.

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

     On March 27, 1996, CityFed filed a motion for reconsideration of the ALJ's Prehearing Order. On April 26, 1996, the OTS filed a memorandum in opposition to CityFed's motion for reconsideration. On May 29, 1996, the ALJ denied CityFed's motion for reconsideration. On June 12, 1996, CityFed moved for interlocutory review by the Acting Director of the OTS of the conclusions in the Prehearing Order. If the OTS Director were to affirm the conclusions in the Prehearing Order, CityFed would intend to seek review of that decision in the United States Court of Appeals and, if necessary, to seek from the Supreme Court of the United States a review of any adverse decision from the Court of Appeals. However, following any decision, it may be necessary to have the matter progress to a hearing and a final order before review by the Court of Appeals is possible. If the conclusions in the Prehearing Order are not ultimately reversed, CityFed may be required to turn over to the OTS all or substantially all of CityFed's assets.

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

     The RTC filed an interlocutory appeal with the United States Court of Appeals for the Third Circuit ("Third Circuit") from the N.J. Court's November 15, 1993 Orders in the Second RTC Action that dismissed the RTC's First Amended Complaint to the extent it alleged a cause of action for simple negligence. On June 23, 1995, the Third Circuit reversed the N.J. Court's November 15, 1993 Orders. On January 14, 1997, in the case captioned ATHERTON V. FEDERAL DEPOSIT INSURANCE CORPORATION, 519 U.S. ______, 117 S. Ct. 666 (1997) ("Supreme Court Case"), the Supreme Court of the United States vacated the Third Circuit's judgment and remanded the case.

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

     In addition to the First and Second RTC Actions, the Notice of Charges, the Ridder Action and the "Indemnification Claims Relating to Deferred Compensation Plans" (described below), CityFed is currently aware of several other legal actions and matters with respect to which current or former officers, directors or employees of CityFed or its former subsidiaries have requested that CityFed advance expenses and indemnify them. Except for the indemnification requests relating to the Notice of Charges (which CityFed's Board of Directors has not yet considered), CityFed had generally agreed to advance expenses in connection with these requests, except where certain preconditions to advancement and indemnification have not been met or where advancement and indemnification may not be warranted under applicable law.

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

     Through March 31, 1997, CityFed received but has not paid bills totaling $4,334,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

     Because of the Temporary Order, CityFed is unable unilaterally to make the payment required by the Ridder Order. On July 13, 1995, CityFed submitted the Ridder Order to the OTS and requested the permission of the OTS to pay the amounts CityFed is directed to pay in the Ridder Order, as well as permission to pay to the Ridder plaintiffs the sum of $601.84 in court costs, which CityFed had been directed to pay to the plaintiffs in a May 4, 1995 Order of the N.J. Court. On August 18, 1995, the OTS issued a Decision and Order ("OTS Order") denying this request by CityFed. On August 2, 1995, CityFed appealed the Ridder Order to the Third Circuit, arguing that the N.J. Court had abused its discretion by ordering CityFed to make a payment CityFed could not make because of the Temporary Order. On August 29, 1995, CityFed asked the Third Circuit to stay the Ridder Order pending the appeal from the Ridder Order, but the Third Circuit denied the request. The appeal was then fully briefed by the parties and argued to a panel of the Third Circuit on March 22, 1996. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the Ridder Order and directing that the matter be returned to the N.J. Court for further proceedings. Among the options available to the N.J. Court, noted the Third Circuit, were the possibility of staying any payment order pending completion of the OTS administrative proceedings or conditioning any payment obligation on CityFed's ability to obtain OTS approval. The Third Circuit also said the N.J. Court might consider reducing the payment obligation to judgment and permitting OTS to intervene in the proceedings. On May 1, 1996, the Ridder plaintiffs petitioned the Third Circuit for rehearing en banc, claiming that the Third Circuit panel's April 18, 1996, decision conflicts with the February 9, 1995, Third Circuit panel decision awarding indemnification to the Ridder plaintiffs. The Third Circuit denied the Petition for Rehearing on May 20, 1996. Although the matter is remanded to the N.J. Court for further action, the N.J. Court has yet to take any action. On March 31, 1997, CityFed included approximately $838,000 in its contingency reserve relating to the Ridder Action.

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

     Pursuant to Mr. Roessner's settlement with the RTC as discussed under "Second RTC Action" above, CityFed believes Mr. Roessner's current deferred compensation claim is in the amount of $169,365.60 plus accrued interest thereon, if any.

     INDEMNIFICATION CLAIMS RELATING TO DEFERRED COMPENSATION PLANS - In September 1990, the RTC, as receiver for City Federal (and the new Federal mutual savings bank created to acquire all of the deposits and substantially all of the assets and indebtedness of City Federal), caused an action to be filed in the N.J. Court seeking the return of approximately $3.1 million (since reduced to $1.9 million) in deferred compensation paid by City Federal to certain officers, directors and employees of City Federal, some of whom are or were also officers, directors or employees of CityFed. Pursuant to the Delaware General Corporation Law and the Bylaws of CityFed, CityFed paid the defendants' legal fees in connection with their defense of the litigation.

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

     CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At March 31, 1997, the Company has a $6.7 million contingency reserve representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:

           Balance - December 31, 1996                   $6,734,000

           Charges                                            4,000
           Provision                                            -
                                                         ----------
           Balance - March 31, 1997                      $6,730,000
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

     Because City Federal was placed in receivership, CityFed's current interest in City Federal is a claim against the receivership estate for the proceeds, if any, of the receivership estate of City Federal that remain after all creditors, including the RTC, have been paid. Receipt of any payment for such claim is remote. For a fuller description of the receivership, see Item 1., "Business" in CityFed's 1996 Form 10-KSB.

     Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to CityFed's financial statements for the three months ended March 31, 1997. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one small office.

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

Liquidity and Capital Resources

     At March 31, 1997, CityFed had $9,195,000 in assets, $11,110,000 in total liabilities and $1,915,000 in negative stockholders' equity. At December 31, 1996, CityFed had $9,156,000 in assets, $11,141,000 in total liabilities and $1,985,000 in negative stockholders' equity. However, as discussed in Note 4 to CityFed's financial statements for the three months ended March 31, 1997 and under Item 1., "Business Potential Obligations of CityFed" in CityFed's 1996 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

     The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains reserves for CityFed's pending litigation expenses, which, at March 31, 1997, were $6,730,000 and, at December 31, 1996, were $6,734,000.

     The litigation costs included in the reserves are difficult to project and will be affected by whether these matters are settled or whether the actions will proceed to trial. The reserves reflect expected costs to defend the claims up to, but not including, the costs of any trial-related expenses (except as described below). The reserves also do not include the costs of any settlements (other than negotiated settlements, including the settlements in the Second RTC Action) or adverse judgments, except that the contingency reserve now also includes amounts relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1996 Form 10-KSB for a description of the major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending litigation matters (but not any trial-related expenses or the costs of any other potential settlements or adverse judgments other than those relating to the Ridder Action and the Second RTC Action), no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

Results of Operations

     CityFed recorded net income from continuing operations for the three months ended March 31, 1997 of $70,000. This compares to net income from continuing operations in the amount of $57,000 for the three months ended March 31, 1996.

     Interest on investments was $123,000 for the three months ended March 31, 1997 compared to $119,000 for the three months ended March 31, 1996 due primarily to the higher level of interest rates. Total expenses of $53,000 for the three months ended March 31, 1997 were less than the $62,000 for the same period in 1996 due primarily to a lower level of excise taxes.

     CityFed recorded a net income for the three months ended March 31, 1997 of $70,000. This compares to a net loss in the amount of $3,893,000 for the three months ended March 31, 1996. The loss for the three months ended March 31, 1996 is primarily the result of the addition of $3,950,000 to the contingency reserve. No addition to the contingency reserve was made during the three months ended March 31, 1997.

     CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve now also includes $853,000 relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business -
     Potential Obligations of CityFed" in CityFed's 1996 Form 10-KSB for a description of the major claims that may give rise to expected future costs. CityFed's loss for the three months ended March 31, 1996 reflects additional provisions of $3,950,000 to the loss from discontinued operations. The contingency reserve was reduced by charges of $4,000 from $6,734,000 at December 31, 1996 to $6,730,000 at March 31, 1997.

     The net loss per share of $0.11 for the three months ended March 31, 1997, compares to $0.32 for the three months ended March 31, 1996. In both periods the net loss per share is after the deduction of unpaid preferred dividends of $2,159,000. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     See Note 4 to CityFed's financial statements for the three months ended March 31, 1997 for a description of currently pending litigation.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     (a) None.

     (b) CityFed's $2.10 Cumulative Convertible Preferred Stock, Series B, par value $25.00 per share ("Series B Stock"), is required to pay quarterly dividends at a rate of $.525 per share on March 1, June 1, September 1 and December 1 of each year. CityFed's Series C, Junior Preferred Stock, Cumulative, par value $0.01 per share ("Series C Stock"), is required to pay quarterly dividends at a rate of $0.10 per share on March 15, June 15, September 15 and December 15 of each year. The dividends on both the Series B and the Series C Stock are cumulative. The Series C Stock is junior to the Series B Stock in the payment of dividends.

     Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of March 31, 1997, the aggregate deficiency on the Series B Stock was approximately $41.3 million and the aggregate deficiency on the Series C Stock was approximately $25.6 million.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         11.      Statement Regarding the Computation of Per Share Loss.
         27.      Financial Data Schedule

         (b)      None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CITYFED FINANCIAL CORP.

                          By: /s/ John W. Atherton, Jr.
                              ----------------------------------
                              John W. Atherton, Jr.
                              President, Chief Executive Officer
                                and Treasurer (Principal Executive
                                and Financial Officer)

Date:  May 13, 1997