Form 10QSB
period 1997-06-30
CITYFED FINANCIAL CORP
filed 1997-08-13
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark one]

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number   0-13311

                             CityFed Financial Corp.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                           22-2527684
                   --------                           ----------
(State or other jurisdiction of incorporation        (IRS Employer
               or organization)                   Identification No.)

          PO Box 3126, Nantucket, MA                     02584
          --------------------------                     -----
   (Address of principal executive offices)           (Zip Code)

                              (508) 228-2366
                              --------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 31, 1997, the number of shares of outstanding common stock was 18,714,646.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL  CONDITION
June 30, 1997 and December 31, 1996
(Dollars in Thousands)
                                                        June 30, 1997  December
                                                        (Unaudited)    31, 1996
                                                        -----------    --------

ASSETS

CASH                                                     $       5    $      85
INVESTMENT SECURITIES - At amortized cost
(Market Value:
    June 30, 1997, $9,091; December 31,
    1996, $8,911)                                            9,090        8,911
OTHER ASSETS                                                   161          160
                                                         ---------    ---------

TOTAL ASSETS                                             $   9,256    $   9,156
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Contingency reserve                                  $   6,729    $   6,734
    Other liabilities                                        4,384        4,407
                                                         ---------    ---------

      Total liabilities                                     11,113       11,141
                                                         ---------    ---------

STOCKHOLDERS' EQUITY:
    Preferred stock, 30,000,000 shares authorized:
        $2.10 cumulative convertible, Series B,
        $25.00 par value, issued and outstanding:
        2,539,400 in 1997 and 1996                          63,485       63,485
        Series C Junior, cumulative, $.01 par
        value, liquidation preference $3.00 per
        share, shares issued and outstanding:
        8,257,079 in 1997 and 1996                              82           82
    Common stock, $.01 par value, 100,000,000
        shares authorized, issued:
        18,913,646 in 1997 and 1996, outstanding:
        18,714,646 in 1997 and 1996                            188          188
    Additional paid-in capital                             108,854      108,854
    Accumulated deficit                                   (173,466)    (173,594)
    Treasury stock (199,000 shares of common
    stock)                                                  (1,000)      (1,000)
                                                         ---------    ---------

      Total stockholders' deficit                           (1,857)      (1,985)
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $   9,256    $   9,156
                                                         =========    =========

See notes to financial statements.


CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Six Months Ended June 30, 1997 and 1996
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                           Three Months Ended       Six Months Ended
                                                 June 30,               June 30,
                                           ------------------       ----------------
                                            1997        1996         1997      1996
                                            ----        ----         ----      ----
INCOME:
  Interest on investments                $    128    $    117      $   251     $   236
  Other                                         -           1          -             1
                                         --------    --------      -------     -------


   Total income                               128         118          251         237
                                         --------    --------      -------     -------

EXPENSES:
  Compensation and employee benefits           29          30           63          61
  Other operating expenses                     41          46           60          77
                                         --------    --------      -------     -------

   Total expenses                              70          76          123         138
                                         --------    --------       ------     -------

INCOME FROM CONTINUING OPERATIONS              58          42          128          99

LOSS FROM DISCONTINUED OPERATIONS              -          200            -       4,150
                                         --------    --------      -------     -------


NET INCOME (LOSS)                        $     58    $   (158)     $   128     $(4,051)
                                         ========    ========      =======     =======


NET LOSS AVAILABLE FOR COMMON
  STOCKHOLDERS                           $ (2,101)   $ (2,317)     $(4,190)    $(8,369)

LOSS PER SHARE:
  From continuing operations             $  (0.11)   $  (0.11)     $ (0.22)    $ (0.23)
  From discontinued operations           $      -    $  (0.01)     $     -     $ (0.22)
  Net loss                               $  (0.11)   $  (0.12)     $ (0.22)    $ (0.45)

AVERAGE SHARES OUTSTANDING             18,714,646  18,714,646   18,714,646  18,714,646

DIVIDENDS PER COMMON SHARE                      -           -            -           -

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1997 and 1996
(Dollars in Thousands)
(Unaudited)

                                                             1997         1996
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                       $   202      $   168
   Operating expenses                                         (152)        (219)
   Other income                                               --              1
                                                           -------      -------

     Net cash provided by (used in) operating
     activities                                                 50          (50)
                                                           -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in investment securities               (130)          46
   Other - net                                                --             (4)
                                                           -------      -------

     Net cash (used in) provided by investing
     activities                                               (130)          42
                                                           -------      -------

NET (DECREASE) IN CASH                                         (80)          (8)

CASH AT BEGINNING OF PERIOD                                     85           14
                                                           -------      -------

CASH AT END OF PERIOD                                      $     5      $     6
                                                           =======      =======

RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                       $   128      $(4,051)
   Loss from discontinued operations                          --          4,150
   Contingency reserve payments                                 (5)         (65)
   Accrued income and expense                                  (73)         (84)
                                                           -------      -------

NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                              $    50      $   (50)
                                                           =======      =======

See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
JUNE 30, 1997 (UNAUDITED)

1. Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision ("OTS") of the United States Department of
      the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At June 30,
      1997, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

      ("Series B Stock"), with a quarterly dividend of 52.5 cents per share. Dividends on both series of the Company's preferred stock are cumulative. At June 30, 1997, dividends in arrears were $42.7 million and $26.4 million on the Company's Series B and Series C Stock, respectively.

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

      The RTC filed an interlocutory appeal with the United States Court of Appeals for the Third Circuit ("Third Circuit") from the N.J. Court's November 15, 1993 Orders in the Second RTC Action that dismissed the RTC's First Amended Complaint to the extent it alleged a cause of action for simple negligence. On June 23, 1995, the Third Circuit reversed the N.J. Court's November 15, 1993 Orders. On January 14, 1997, in the case captioned ATHERTON V. FEDERAL DEPOSIT INSURANCE CORPORATION, 519 U.S.____,

      117 S. Ct. 666 (1997) ("Supreme Court Case"), the Supreme Court of the United States vacated the Third Circuit's judgment and remanded the case.

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

      As described above, CityFed and several former directors and/or officers of City Federal have been named as defendants or respondents in the First and Second RTC Actions and in the Notice of Charges. Many of these former directors and/or officers of City Federal have requested CityFed to indemnify them and to advance expenses to them in connection with these matters. A special committee of CityFed's Board of Directors, comprised of directors who have not been named in the First or Second RTC Actions, was established to consider this request for indemnification and advancement of expenses with respect to the First and Second RTC Actions. On the advice of counsel to the special committee, CityFed advanced reasonable defense costs to such former directors and officers in such Actions.

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

      Through June 30, 1997, CityFed received but has not paid bills totaling $4,339,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

      Because of the Temporary Order, CityFed is unable unilaterally to make the payment required by the Ridder Order. On July 13, 1995, CityFed submitted the Ridder Order to the OTS and requested the permission of the OTS to pay the amounts CityFed is directed to pay in the Ridder Order, as well as permission to pay to the Ridder plaintiffs the sum of $601.84 in court costs, which CityFed had been directed to pay to the plaintiffs in a May 4, 1995 Order of the N.J. Court. On August 18, 1995, the OTS issued a
      Decision and Order ("OTS Order") denying this request by CityFed. On August 2, 1995, CityFed appealed the Ridder Order to the Third Circuit, arguing that the N.J. Court had abused its discretion by ordering CityFed to make a payment CityFed could not make because of the Temporary Order. On August 29, 1995, CityFed asked the Third Circuit to stay the Ridder Order pending the appeal from the Ridder Order, but the Third Circuit denied the request. The appeal was then fully briefed by the parties and argued to a panel of the Third Circuit on March 22, 1996. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the Ridder Order and directing that the matter be returned to the N.J. Court for further proceedings. Among the options available to the N.J. Court, noted the Third Circuit, were the possibility of staying any payment order pending completion of the OTS administrative proceedings or conditioning any payment obligation on CityFed's ability to obtain OTS approval. The Third Circuit also said the N.J. Court might consider reducing the payment obligation to judgment and permitting OTS to intervene in the proceedings. On May 1, 1996, the Ridder plaintiffs petitioned the Third Circuit for rehearing en banc, claiming that the Third Circuit panel's April 18, 1996, decision conflicts with the February 9, 1995, Third Circuit panel decision awarding indemnification to the Ridder plaintiffs. The Third Circuit denied the Petition for Rehearing on May 20, 1996. Although the matter is remanded to the N.J. Court for further action, the N.J. Court has yet to take any action. On June 30, 1997, CityFed included approximately $837,000 in its contingency reserve relating to the Ridder Action.

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

      CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At June 30, 1997, the Company has a $6.7 million contingency reserve representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:

             Balance - December 31, 1996                    $6,734,000

             Charges                                             5,000
             Provision                                               -
                                                            ----------
             Balance - June 30, 1997                        $6,729,000
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

      Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to CityFed's financial statements for the six months ended June 30, 1997. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one small office.

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

Liquidity and Capital Resources

      At June 30, 1997, CityFed had $9,256,000 in assets, $11,113,000 in total liabilities and $1,857,000 in negative stockholders' equity. At December 31, 1996, CityFed had $9,156,000 in assets, $11,141,000 in total liabilities and $1,985,000 in negative stockholders' equity. However, as discussed in Note 4 to CityFed's financial statements for the six months ended June 30, 1997 and under Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1996 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

      The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains reserves for CityFed's pending litigation expenses, which, at June 30, 1997, were $6,729,000 and, at December 31, 1996, were $6,734,000.

      The litigation costs included in the reserves are difficult to project and will be affected by whether these matters are settled or whether the actions will proceed to trial. The reserves reflect expected costs to defend the claims up to, but not including, the costs of any trial-related expenses (except as described below). The reserves also do not include the costs of any settlements (other than negotiated settlements, including the settlements in the Second RTC Action) or adverse judgments, except that the contingency reserve now also includes amounts relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business Potential Obligations of CityFed" in CityFed's 1996 Form 10-KSB for a description of the major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending litigation matters (but not any trial-related expenses or the costs of any other potential settlements or adverse judgments other than those relating to the Ridder Action and the Second RTC Action), no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

Results of Operations

      CityFed recorded net income from continuing operations for the three months ended June 30, 1997 of $58,000. This compares to a net income from continuing operations in the amount of $42,000 for the three months ended June 30, 1996.

      CityFed recorded net income for the three months ended June 30, 1997 of $58,000. This compares to a net loss for the three months ended June 30, 1996 of $158,000. The loss for the three months ended June 30, 1996 was after the addition of $200,000 to the contingency reserve.

      Interest on investments was $128,000 for the three months ended June 30, 1997 compared to $117,000 for the three months ended June 30, 1996 due primarily to the higher level of interest rates. Total operating expenses of $70,000 for the three months ended June 30, 1997 were less than the $76,000 for the same period in 1996 due primarily to a lower level of professional service fees.

      CityFed recorded a net income for the six months ended June 30, 1997 of $128,000. This compares to a net loss in the amount of $4,051,000 for the six months ended June 30, 1996. The loss for the six months ended June 30, 1996 is primarily the result of the addition of $4,150,000 to the contingency reserve, largely for indemnification claims arising from negotiated settlements by certain defendants in the Second RTC Action (see
      Note 4). Interest on investments was $251,000 for the six months ended June 30, 1997 compared to $236,000 for the six months ended June 30, 1996 due primarily to the higher level of interest rates.

      CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve now also includes $837,000 relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business Potential Obligations of CityFed" in CityFed's 1996 Form 10-KSB for a description of the major claims that may give rise to expected future costs. CityFed's loss for the six months ended March 31, 1996 reflects additional provisions of $4,150,000 to the loss from discontinued operations. The contingency reserve was reduced by charges of $5,000 from $6,734,000 at December 31, 1996 to $6,729,000 at June 30, 1997.

      The net loss per share of $0.11 and $0.22 for the three and six months ended June 30, 1997, respectively, compares to $0.12 and $0.45 for the three and six months ended June 30, 1996. In all periods, the net loss per share is after the deduction of unpaid preferred dividends. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 4 to CityFed's financial statements for the six months ended June 30, 1997 for a description of currently pending litigation.

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

      Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of June 30, 1997, the aggregate deficiency on the Series B Stock was approximately $42.7 million and the aggregate deficiency on the Series C Stock was approximately $26.4 million.

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


                             CITYFED FINANCIAL CORP.

                               By: /s/ John W. Atherton, Jr.
                                   ---------------------------------------
                                   John W. Atherton, Jr.
                                   President, Chief Executive Officer
                                      and Treasurer (Principal Executive
                                      and Financial Officer)

Date:  August 13, 1997