Form 10QSB/A
period 1997-06-30
CITYFED FINANCIAL CORP
filed 1997-08-14
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB/A

[Mark one]
            AMENDMENT NO. 1 TO
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

      11. Statement Regarding the Computation of Per Share Loss. Filed previously.

      27.   Financial Data Schedule - revised

      (b)   None

                                 SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

Date:  August 14, 1997