Form 10QSB
period 1997-09-30
CITYFED FINANCIAL CORP
filed 1997-11-12
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark one]

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS  OF  FINANCIAL  CONDITION
September  30, 1997 and  December 31, 1996
(Dollars in Thousands)
                                            September 30,  December
                                                1997       31, 1996
                                            -------------  --------
                                             (Unaudited)

ASSETS

CASH                                           $           $
                                                   14          85
INVESTMENT SECURITIES - At amortized cost
(Market Value:
    September 30, 1997, $9,186; December 31,
          1996, $8,911)                         9,178       8,911
OTHER ASSETS                                      162         160
                                               ------      ------

TOTAL ASSETS                                   $9,354      $9,156
                                               ======      ======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Contingency reserve                        $6,707      $6,734
    Other liabilities                           4,422       4,407
                                               ------      ------

      Total liabilities                        11,129      11,141
                                               ------      ------

STOCKHOLDERS' EQUITY:
    Preferred stock, 30,000,000 shares
        authorized: $2.10 cumulative
        convertible, Series B, $25.00
        par value, issued and outstanding:
        2,539,400 in 1997 and 1996             63,485      63,485

        Series C Junior, cumulative, $.01 par
        value, liquidation preference $3.00
        per share, shares issued and
        outstanding: 8,257,079 in 1997
        and 1996                                   82          82

    Common stock, $.01 par value, 100,000,000
        shares authorized, issued:
        18,913,646 in 1997 and 1996,
        outstanding: 18,714,646 in 1997
        and 1996                                  188         188
    Additional paid-in capital                108,854     108,854
    Accumulated deficit                      (173,384)   (173,594)
    Treasury stock (199,000 shares of
        common stock)                          (1,000)     (1,000)
                                               ------      ------

      Total stockholders' deficit              (1,775)     (1,985)
                                               ------      ------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $9,354      $9,156
                                               ======      ======

See notes to financial statements.



CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 1997 and 1996
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                           Three Months Ended           Nine Months Ended
                                              September 30,                September 30,
                                           ------------------           -----------------

                                            1997        1996          1997          1996
                                            ----        ----          ----          ----
INCOME:
  Interest on investments                 $   134      $   119       $   385      $   355
  Other                                      --           --            --              1
                                          -------      -------       -------      -------


   Total income                               134          119           385          356
                                          -------      -------       -------      -------

EXPENSES:
  Compensation and employee benefits           29           30            92           90
  Other operating expenses                     23           18            83           95
                                          -------      -------       -------      -------

   Total expenses                              52           48           175          186
                                          -------      -------       -------      -------

INCOME FROM CONTINUING OPERATIONS              82           71           210          170

LOSS FROM DISCONTINUED OPERATIONS            --            200          --          4,350
                                          -------      -------       -------      -------


NET INCOME (LOSS)                         $    82      $  (129)      $   210      $(4,180)
                                          =======      =======       =======      =======


NET LOSS AVAILABLE FOR COMMON
  STOCKHOLDERS                            $(2,077)     $(2,288)      $(6,267)    $(10,657)

LOSS PER SHARE:
  From continuing operations              $ (0.11)     $ (0.11)      $ (0.33)    $  (0.34)
  From discontinued operations            $     -      $ (0.01)      $     -     $  (0.23)

  Net loss                                $ (0.11)     $ (0.12)      $ (0.33)    $  (0.57)

AVERAGE SHARES OUTSTANDING             18,714,646   18,714,646    18,714,646   18,714,646

DIVIDENDS PER COMMON SHARE                      -            -             -            -

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1997 and 1996
(Dollars in Thousands)
(Unaudited)

                                                            1997       1996
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                      $   271    $   323
   Operating expenses                                        (189)      (278)
   Other income                                                -           1
                                                          -------    -------

     Net cash provided by operating activities                 82         46
                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in investment securities              (153)       (26)
   Other - net                                                -           (4)
                                                          -------    -------

     Net cash (used in) investing activities                 (153)       (30)
                                                          -------    -------

NET (DECREASE) INCREASE IN CASH                               (71)        16

CASH AT BEGINNING OF PERIOD                                    85         14
                                                          -------    -------

CASH AT END OF PERIOD                                     $    14    $    30
                                                          =======    =======

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                      $   210    $(4,180)
   Loss from discontinued operations                            -      4,350
   Contingency reserve payments                                (5)       (98)
   Accrued income and expense                                (123)       (26)
                                                          -------    -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 $    82   $     46
                                                          =======   ========

See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 (UNAUDITED)

1. Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision ("OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At September 30, 1997, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of 52.5 cents per share. Dividends on both series of the Company's preferred stock are cumulative. At September 30, 1997, dividends in arrears were $44.0 million and $27.2 million on the Company's Series B and Series C Stock, respectively.

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

      On August 20, 1997 OTS Director Nicolas Retsinas issued a Decision and Order granting CityFed's Motion for Interlocutory Review. Director Retsinas concluded that the ALJ had erred in recommending summary disposition on the OTS net worth maintenance claim against CityFed. The Director held that there were disputed issues of fact on that claim that precluded summary judgment, and he remanded the case to the ALJ for further proceedings consistent with his decision. The Director agreed with the ALJ that the 5-year federal statute of limitations applicable to "fines, penalties and forfeitures" did not bar OTS' restitution claims. However, the Director reserved to a later date a decision on whether that statute would bar OTS' civil money penalty claims. OTS has said it does not intend to pursue civil money penalty claims against CityFed if it obtains an award of restitution in excess of CityFed's net worth. As a consequence of the Director's decision, CityFed plans to ask the ALJ to lift the stay of proceedings currently in place so that CityFed can commence discovery from OTS and others on the net worth maintenance claim.

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

      The RTC filed an interlocutory appeal with the United States Court of Appeals for the Third Circuit ("Third Circuit") from the N.J. Court's November 15, 1993 Orders in the Second RTC Action that dismissed the RTC's First Amended Complaint to the extent it alleged a cause of action for simple negligence. On June 23, 1995, the Third Circuit reversed the N.J. Court's November 15, 1993 Orders. On January 14, 1997, in the case captioned ATHERTON V. FEDERAL DEPOSIT INSURANCE CORPORATION, 519 U.S., 117
      S. Ct. 666 (1997) ("Supreme Court Case"), the Supreme Court of the United States vacated the Third Circuit's judgment and remanded the case.

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

      Through September 30, 1997, CityFed received but has not paid bills totaling $4,368,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

      Because of the Temporary Order, CityFed is unable unilaterally to make the payment required by the Ridder Order. On July 13, 1995, CityFed submitted the Ridder Order to the OTS and requested the permission of the OTS to pay the amounts CityFed is directed to pay in the Ridder Order, as well as permission to pay to the Ridder plaintiffs the sum of $601.84 in court costs, which CityFed had been directed to pay to the plaintiffs in a May 4, 1995 Order of the N.J. Court. On August 18, 1995, the OTS issued a
      Decision and Order ("OTS Order") denying this request by CityFed. On August 2, 1995, CityFed appealed the Ridder Order to the Third Circuit, arguing that the N.J. Court had abused its discretion by ordering CityFed to make a payment CityFed could not make because of the Temporary Order. On August 29, 1995, CityFed asked the Third Circuit to stay the Ridder Order pending the appeal from the Ridder Order, but the Third Circuit denied the request. The appeal was then fully briefed by the parties and argued to a panel of the Third Circuit on March 22, 1996. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the Ridder

      Order and directing that the matter be returned to the N.J. Court for further proceedings. Among the options available to the N.J. Court, noted the Third Circuit, were the possibility of staying any payment order pending completion of the OTS administrative proceedings or conditioning any payment obligation on CityFed's ability to obtain OTS approval. The Third Circuit also said the N.J. Court might consider reducing the payment obligation to judgment and permitting OTS to intervene in the proceedings. On May 1, 1996, the Ridder plaintiffs petitioned the Third Circuit for rehearing en banc, claiming that the Third Circuit panel's April 18, 1996, decision conflicts with the February 9, 1995, Third Circuit panel decision awarding indemnification to the Ridder plaintiffs. The Third Circuit denied the Petition for Rehearing on May 20, 1996. Although the matter is remanded to the N.J. Court for further action, the N.J. Court has yet to take any action. On September 30, 1997, CityFed included approximately $837,000 in its contingency reserve relating to the Ridder Action.

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

      TAX LIABILITIES - CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed for its 1991, 1992, 1993, 1994, 1995 and 1996 tax years. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

      CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At September 30, 1997, the Company has a $6.7 million contingency reserve representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:

             Balance - December 31, 1996                 $6,734,000

             Charges                                         27,000
             Provision                                            -
                                                         ----------
             Balance - September 30, 1997                $6,707,000
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

      Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to CityFed's financial statements for the nine months ended September 30, 1997. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one small office.

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

Liquidity and Capital Resources

      At September 30, 1997, CityFed had $9,354,000 in assets, $11,129,000 in total liabilities and $1,775,000 in negative stockholders' equity. At December 31, 1996, CityFed had $9,156,000 in assets, $11,141,000 in total liabilities and $1,985,000 in negative stockholders' equity. However, as discussed in Note 4 to CityFed's financial statements for the nine months ended September 30, 1997 and under Item 1., "Business Potential Obligations of CityFed" in CityFed's 1996 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

      The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains reserves for CityFed's pending litigation expenses, which, at September 30, 1997, were $6,707,000 and, at December 31, 1996, were $6,734,000.

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

Results of Operations

      CityFed recorded net income from continuing operations for the three months ended September 30, 1997 of $82,000. This compares to a net income from continuing operations in the amount of $71,000 for the three months ended September 30, 1996.

      CityFed recorded net income for the three months ended September 30, 1997 of $82,000. This compares to a net loss for the three months ended
      September 30, 1996 of $129,000. The loss for the three months ended September 30, 1996 was after the addition of $200,000 to the contingency reserve.

      Interest on investments was $134,000 for the three months ended September 30, 1997 compared to $119,000 for the three months ended September 30, 1996 due primarily to the higher level of interest rates. Total operating expenses of $52,000 for the three months ended September 30, 1997 were slightly more than the $48,000 for the same period in 1996.

      CityFed recorded a net income for the nine months ended September 30, 1997 of $210,000. This compares to a net loss in the amount of $4,180,000 for the nine months ended September 30, 1996. The loss for the nine months ended September 30, 1996 is primarily the result of the addition of $4,350,000 to the contingency reserve, largely for indemnification claims arising from negotiated settlements by certain defendants in the Second RTC Action (see Note 4). Interest on investments was $385,000 for the nine months ended September 30, 1997 compared to $355,000 for the nine months ended September 30, 1996 due primarily to the higher level of interest rates.

      CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve now also includes $837,000 relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1996 Form 10-KSB for a description of the major claims that may give rise to expected future costs. CityFed's loss for the nine months ended September 30, 1996 reflects additional provisions of $4,350,000 to the loss from discontinued operations. The contingency reserve was reduced by charges of $27,000 from $6,734,000 at December 31, 1996 to $6,707,000 at September 30, 1997.

      The net loss per share of $0.11 and $0.33 for the three and nine months ended September 30, 1997, respectively, compares to $0.12 and $0.57 for the three and nine months ended September 30, 1996. In all periods, the net loss per share is after the deduction of unpaid preferred dividends. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 4 to CityFed's financial statements for the nine months ended September 30, 1997 for a description of currently pending litigation.

Item 2. Changes in Securities and Use of Proceeds.

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

      Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of September 30, 1997, the aggregate deficiency on the Series B Stock was approximately $44.0 million and the aggregate deficiency on the Series C Stock was approximately $27.2 million.

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


                             CITYFED FINANCIAL CORP.

                               By: /s/ John W. Atherton, Jr.
                                  --------------------------
                                  John W. Atherton, Jr.
                                  President, Chief Executive Officer
                                     and Treasurer (Principal Executive
                                     and Financial Officer)

Date:  November 12, 1997