Form 10KSB
period 1997-12-31
CITYFED FINANCIAL CORP
filed 1998-03-31
CIK 744765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number: 0-13311

                             CityFed Financial Corp.
                           ---------------------------
                 (Name of small business issuer in its charter)

         Delaware                                       22-2527684
        ----------                                     ------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

              PO Box 3126, Nantucket, MA                 02584
              ---------------------------------------- ----------
              (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (508)228-2366

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: (1) Common Stock, par value $0.01 per share ("Common Stock"), (2) $2.10 Cumulative Convertible Preferred Stock Series B, par value $25.00 per share ("Series B Stock"), and (3) Series C, Junior Preferred Stock, par value $0.01 per share ("Series C Stock").

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $535,000 for the year ended December 31, 1997.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 1998 was $368,629. The market value of the registrant's Series C Stock is based on the bid price for such stock on December 29, 1996 of $0.01. The market value of the registrant's Common Stock is based on the bid price on August 13, 1990 of $0.01. The market value of the registrant's Series B Stock is based on the March 18, 1991 bid price of $0.05. All prices are as reported by the National Quotation Bureau, Inc.

The number of shares outstanding of the registrant's Common Stock, as of February 28, 1998, was 18,714,646.

Transactional Small Business Disclosure Format (check one): Yes __; No X

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

Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described below. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less. See "Current Activities" below. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed (see Item 10., "Executive Compensation Executive Compensation"), office expenses (see Item 2., "Description of Property"), expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one small office.

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

The Notice of Charges provides that a hearing will be held before an administrative law judge on the question of whether a final cease and desist order should be issued against CityFed and the Respondents. CityFed and the Respondents filed an answer in response to the Notice of Charges and have filed motions for summary disposition of the OTS' claims.

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

On August 20, 1997, OTS Director Nicolas Retsinas issued a Decision and Order granting CityFed's Motion for Interlocutory Review. Director Retsinas concluded that the ALJ had erred in recommending summary disposition on the OTS net worth maintenance claim against CityFed. The Director held that there were disputed issues of fact on that claim that precluded summary judgment, and he remanded the case to the ALJ for further proceedings consistent with his decision. The Director agreed with the ALJ that the 5-year federal statute of limitations applicable to "fines, penalties and forfeitures" did not bar OTS' restitution claims. However, the Director reserved to a later date a decision on whether that statute would bar OTS' civil money penalty claims. OTS has said it does not intend to pursue civil money penalty claims against CityFed if it obtains an award of restitution in excess of CityFed's net worth. As a consequence of the Director's decision, CityFed plans to ask the ALJ to lift the stay of proceedings currently in place so that CityFed can commence discovery from OTS and others on the net worth maintenance claim.

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

The RTC filed an interlocutory appeal with the United States Court of Appeals for the Third Circuit ("Third Circuit") from the N.J. Court's November 15, 1993 Orders in the Second RTC Action that dismissed the RTC's First Amended Complaint to the extent it alleged a cause of action for simple negligence. On June 23, 1995, the Third Circuit reversed the N.J. Court's November 15, 1993 Orders. On January 14, 1997, in the case captioned ATHERTON V. FEDERAL DEPOSIT INSURANCE CORPORATION, 117 S. Ct. 666 (1997) ("Supreme Court Case"), the Supreme Court of the United States vacated the Third Circuit's judgment and remanded the case.

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

Through December 31, 1997, CityFed received but has not paid bills totaling $4,369,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

The N.J. Court denied the motion, however, on appeal the Third Circuit overturned the decision of the N.J. Court. Pursuant to its order and judgment, which were entered February 9, 1995, the Third Circuit held that the plaintiffs were entitled to receive advances of their costs of defense under CityFed's Bylaws as a matter of law. The Third Circuit directed the N.J. Court to issue an injunction requiring CityFed to advance plaintiffs' defense costs incurred in connection with the F&D Action in an amount to be agreed upon by the parties or, if the parties are unable to reach agreement, in an amount determined to be reasonable by the N.J. Court upon additional proceedings. On February 23, 1995, CityFed filed a petition requesting that the Third Circuit grant rehearing on issues relating to the relief granted. In particular, the petition requested that the Third Circuit reconsider the grant of injunctive relief on the basis that the Temporary Order effectively precludes CityFed from paying the costs of defense to its current and former officers and directors. In addition, the petition requested that the Third Circuit require plaintiffs to post security if an injunction is issued in plaintiffs' favor. On March 22, 1995, the Third Circuit denied CityFed's petition for rehearing. On July 3, 1995, the N.J. Court entered an Order ("Ridder Order") in the Ridder Action, directing CityFed to remit immediately to the plaintiffs in the Ridder Action $437,400, which represents legal fees incurred by the plaintiffs through December 31, 1994 in the Ridder Action and as defendants in the F&D Action, plus interest in the amount of $13,955.13. The Ridder Order also provides a procedure for the payment by CityFed of the legal fees incurred by the Ridder plaintiffs in the Ridder Action and the F&D Action from January 1, 1995, forward.

Because of the Temporary Order, CityFed is unable unilaterally to make the payment required by the Ridder Order. On July 13, 1995, CityFed submitted the Ridder Order to the OTS and requested the permission of the OTS to pay the amounts CityFed is directed to pay in the Ridder Order, as well as permission to pay to the Ridder plaintiffs the sum of $601.84 in court costs, which CityFed had been directed to pay to the plaintiffs in a May 4, 1995 Order of the N.J. Court. On August 18, 1995, the OTS issued a Decision and Order ("OTS Order") denying this request by CityFed. On August 2, 1995, CityFed appealed the Ridder Order to the Third Circuit, arguing that the N.J. Court had abused its discretion by ordering CityFed to make a payment CityFed could not make because of the Temporary Order. On August 29, 1995, CityFed asked the Third Circuit to stay the Ridder Order pending the appeal from the Ridder Order, but the Third Circuit denied the request. The appeal was then fully briefed by the parties and argued to a panel of the Third Circuit on March 22, 1996. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the Ridder Order and directing that the matter be returned to the N.J. Court for further proceedings. Among the options available to the N.J. Court, noted the Third Circuit, were the possibility of staying any payment order pending completion of the OTS administrative proceedings or conditioning any payment obligation on CityFed's ability to obtain OTS approval. The Third Circuit also said the N.J. Court might consider reducing the payment obligation to judgment and permitting OTS to intervene in the proceedings. On May 1, 1996, the Ridder plaintiffs petitioned the Third Circuit for rehearing en banc, claiming that the Third Circuit panel's April 18, 1996, decision conflicts with the February 9, 1995, Third Circuit panel decision awarding indemnification to the Ridder plaintiffs. The Third Circuit denied the Petition for Rehearing on May 20, 1996. Although the matter is remanded to the N.J. Court for further action, the N.J. Court has yet to take any action. On December 31, 1997, CityFed included approximately $838,000 in its contingency reserve relating to the Ridder Action.

In the event that CityFed advances such amounts to the plaintiffs and it is ultimately determined that plaintiffs are not entitled to indemnification, CityFed may be required to look solely to plaintiffs' unsecured undertakings for repayment of any advances.

"SUPERVISORY GOODWILL" ACTION - On August 7, 1995, CityFed, acting in its own right and as shareholder of City Federal, filed a civil action in the United States Court of Federal Claims seeking damages for loss of "supervisory goodwill." The action is captioned CITYFED FINANCIAL CORP., IN ITS OWN RIGHT AND IN ITS CAPACITY AS SHAREHOLDER OF CITY FEDERAL SAVING BANK, BEDMINSTER, NEW JERSEY V. UNITED STATES OF AMERICA, No. 95-508c. CityFed filed this action under the rule of the Court of Federal Claims that permits the filing of a "Preliminary Complaint" when a plaintiff lacks access to information necessary to fully state its claim. CityFed believes that, as of December 7, 1989, City Federal had substantial amounts of supervisory goodwill on its books as a result of various acquisitions by City Federal of troubled depository institutions before that date, but without access to the records of City Federal, CityFed is unable to state in detail the nature or amount of its goodwill claim. CityFed's goodwill suit was stayed (as were all Court of Federal Claims supervisory goodwill cases) pending the United States Supreme Court's review of the decision of the United States Court of Appeals for the Federal Circuit in another supervisory goodwill case, WINSTAR CORP. V. UNITED STATES, 64 F. 3d 1531 (Fed. Cir. 1995) ("Winstar"). On July 1, 1996, the United States Supreme Court affirmed the decision of the Federal Circuit in the Winstar case, holding that the loss of supervisory goodwill and capital credits as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 constituted breaches of contract with the three institutions involved in that consolidated appeal. The United States Supreme Court remanded those cases to the United States Court of Federal Claims for a determination of damages.

CityFed's case is one of over 100 supervisory goodwill cases currently pending in the Court of Federal Claims. The Court has adopted case management procedures to expedite the handling of these cases in the wake of the Supreme Court's ruling, and CityFed's counsel is participating with other plaintiffs' counsel in coordinated prosecution of these cases. The Government has indicated that it may challenge the existence of a contract in cases other than those involved in the Winstar appeal, and it has said it will interpose other defenses and counterclaims, such as statute of limitations, standing, lack of proximate causation, fraudulent inducement, and failure to maintain net worth. The Chief Judge of the Court of Federal Claims has now re-assigned all of these cases to himself and is delegating to other judges on the court responsibility for various issues.

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

      1990        First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                  -------------    --------------     -------------    --------------
Common Stock      1/8 - 1/32       1/8 - 1/32 (1)   .01 (1)           (1)
Series B Stock    3/8 - (0)          7/16 - (0) (2)     (2)               .05 -.05 (3)
Series C          1/32 - 1/16      .02 - .02        .02 - .005        .01 -.01
Stock(3)          (5)

      1991        First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                  -------------    --------------     -------------    --------------
Common Stock      (1)              (1)              (1)               (1)
Series B Stock    .05-.20 (3)(4)   (2)              (2)               (2)
Series C Stock    .10(5)           .10(5)           .10(5)            .10(5)

      1992        First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                  -------------    --------------     -------------    --------------
Common Stock      (1)              (1)              (1)               (1)
Series B Stock    (2)              (2)              (2)               (2)
Series C Stock    .10(5)           .10(5)           .10(5)            (7)

      1993        First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                  -------------    --------------     -------------    --------------
Common Stock      (1)              (1)              (1)               (1)
Series B Stock    (2)              (2)              (2)               (2)
Series C Stock    (7)              .11 (5)(7)       .11 (5)           .11 (5)

      1994        First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                  -------------    --------------     -------------    --------------
Common Stock      (1)              (1)              (1)               (1)
Series B Stock    (2)              (2)              (2)               (2)
Series C Stock    .11 (5)          .11 (5)          .11 (5)           .11 (5)

      1995        First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                  -------------    --------------     -------------    --------------
Common Stock      (1)              (1)              (1)               (1)
Series B Stock    (2)              (2)              (2)               (2)
Series C Stock    .11 (5)          .11 (5)          .11 (5)           .01 -.01

                     First
      1996          Quarter(8)     Second Quarter     Third Quarter    Fourth Quarter
                  -------------    --------------     -------------    --------------

Common Stock      (1)              (1)              (1)               .50-.50 (9)
Series B Stock    (2)              (2)              (2)               (2)
Series C Stock    .51-.51 (5)      .01-.01          .01-.01           .01-.01




                     First
      1997         Quarter(8)     Second Quarter     Third Quarter    Fourth Quarter
                  -------------    --------------     -------------    --------------
Common Stock      (1)              (1)              (1)               (1)
Series B Stock    (2)              (2)              (2)               (2)
Series C Stock    .10-.10(5)       .10-.10(5)       .10-.10(5)        .10-.10(5)
-------------------

(1) No sales prices or bid or asked quotations are available after May 30, 1990, except for the bid price of $0.01 on August 13, 1990. and the price noted in footnote 9.
(2) No sales prices are available after May 29, 1990. No bid or asked quotations are available between May 31, 1990 and September 28, 1990 or after March 18, 1991.
(3) The high and low bid prices reported were supplied by the National Quotation Bureau.
(4)   The last available bid and asked prices were on March 18, 1991.
(5)   Asked price only supplied by National Quotation Bureau.
(6) No bid or asked prices are available between February 6 and March 30, 1990.
(7) No bid or asked prices are available between October 1, 1992 and June 21, 1993.
(8)   Excludes January 8, 1996.
(9) Although the bid prices shown are as reported by the National Quotation Bureau, they appear to be in error.

The approximate number of holders of record of Common Stock as of February 28, 1998 was 9,800.

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

Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of December 31, 1997, the aggregate deficiency on the Series B Stock was $45,328,290 and the aggregate deficiency on the Series C Stock was $28,074,069.

CityFed does not anticipate being able to pay any dividends on its Series B Stock, its Series C Stock or its Common Stock for the foreseeable future. CityFed has not paid any dividends on its Common Stock since the second quarter of 1989.

CityFed has not sold any securities without registering such sales under the Securities Act of 1933 during 1995, 1996 or 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, CityFed had $9,433,000 in assets, $11,142,000 in total liabilities and ($1,709,000) in stockholders' equity compared to $9,156,000 in assets, $11,141,000 in total liabilities and ($1,985,000) in stockholders' equity at December 31, 1996. However, as discussed in Note 8 to CityFed's financial statements and under Item 1., "Description of Business - Potential Obligations of CityFed," a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims. See Item 1., "Description of Business - Current Activities."

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

During 1990, 1991, 1992, 1994, 1995, 1996 and 1997, CityFed maintained reserves for CityFed's pending litigation expenses that, at December 31, 1997, were $6,700,000. The provision for the reserves is included in the loss from discontinued operations in the financial statements. No addition was added to the reserves for the twelve months ended December 31, 1997 and charges in the amount of $34,000 were made against the reserves during this same period.

Litigation costs included in the reserves are difficult to project and will be affected by whether these matters are settled or whether the actions will proceed to trial. The reserves reflect expected costs to defend against the claims up to, but not including, the costs of any trial-related expenses (except as described below). The reserves also do not include the costs of any settlements (other than negotiated settlements, including the settlement in the Second RTC Action) or adverse judgments, except that the contingency reserve now also includes amounts relating to the Ridder Action. See Item 1., "Description of Business - Potential Obligations of CityFed - Ridder Action" and " - Second RTC Action." See also Item 1., "Description of Business Potential Obligations of CityFed" for a description of the other major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending litigation matters (but not any trial-related expenses or the costs of any other potential settlements or adverse judgments other than those relating to the Ridder Action and the Second RTC Action), no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

CityFed currently derives its income by investing its assets in money market instruments with a maturity of one year or less. See Item 1., "Description of Business - Current Activities" for a description of CityFed's current investment policy. At December 31, 1997, CityFed had invested $9,204,000.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

CityFed recorded income of $276,000 from continuing operations for the year ended December 31, 1997 compared to a net income from continuing operations of $229,000 for the year ended December 31, 1996. CityFed had no loss from discontinued operations in 1997 compared to a loss of $4,350,000 from discontinued operations in 1996.

CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve now also includes $838,000 relating to the Ridder Action. See Item 1., "Description of Business - Potential Obligations of CityFed - Ridder Action." CityFed's 1997 and 1996 results of operations reflect additional provisions of $0 and $4,350,000, respectively, in the loss from discontinued operations. The contingency reserve decreased from $6,734,000 at December 31, 1996 to $6,700,000 at December 31, 1997.

Interest on investments was $535,000 for the year ended December 31, 1997 compared to $478,000 for the year ended December 31, 1996 due to the higher level of interest rates during 1997. In 1997, CityFed received no distribution from CX as compared to a distribution of $38,000 in 1996. See Item 1., "Description of Business - Boesky Settlement."

Operating expenses of $259,000 for the year ended December 31, 1997 were less than the $288,000 level for the year ended December 31, 1996. This occurred primarily as a result of the lower levels of professional services expenses, and state taxes included in other operating expenses, which decreased from $133,000 for the year ended December 31, 1996 to $102,000 for the year ended December 31, 1997.

The basic loss per share from continuing operations of $0.45 and $0.45 for the years ended December 31, 1997 and 1996, respectively, is after the deduction of unpaid preferred dividends of $8,636,000 in each year. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly. The basic loss per share from discontinued operations for the years ended December 31, 1997 and 1996 were $0.00 and $0.23, respectively, bringing the total basic loss per share for those periods to $0.45 and $0.68, respectively.

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

CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve now also includes $838,000 relating to the Ridder Action. See Item 1., "Description of Business - Potential Obligations of CityFed. CityFed's 1996 and 1995 results of operations reflect additional provisions of $4,350,000 and $3,900,000, respectively, in the loss from discontinued operations. The contingency reserve rose from $3,987,000 at December 31, 1995 to $6,734,000 at December 31, 1996.

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

The basic loss per share from continuing operations of $0.45 and $0.45 for the years ended December 31, 1996 and 1995, respectively, is after the deduction of unpaid preferred dividends of $8,636,000 in each year. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly. The basic loss per share from discontinued operations for the years ended December 31, 1996 and 1995 were $0.23 and $0.21, respectively, bringing the total basic loss per share for those periods to $0.68 and $0.66, respectively.

ITEM 7.  FINANCIAL STATEMENTS.


INDEPENDENT AUDITORS' REPORT

The Board of Directors of
CityFed Financial Corp.:

We have audited the accompanying statements of financial condition of CityFed Financial Corp. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

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


March 27, 1998                            /s/ Deloitte & Touche LLP
                                          Parsippany, New Jersey

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                      1997          1996
                                                      ----          ----
ASSETS

CASH                                                   $      66      $      85
INVESTMENT SECURITIES AT AMORTIZED COST
   (Market Value $9,211 in 1997 and $8,911 in              9,204          8,911
   1996) (Note 3)
OTHER ASSETS                                                 163            160
                                                       ---------      ---------

TOTAL ASSETS                                           $   9,433      $   9,156
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Contingency reserve (Notes 2 and 8)                  $   6,700      $   6,734
  Other liabilities                                        4,442          4,407
                                                       ---------      ---------

           Total liabilities                              11,142         11,141
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 5 and 6):
  Preferred stock, 30,000,000 shares authorized:
     $2.10 cumulative convertible, Series B, $25
        par value, issued and outstanding:
        2,539,400 in 1997 and 1996                        63,485         63,485
     Series C Junior, cumulative, $.01 par value,
        liquidation preference $3.00 per share,
        shares issued and outstanding: 8,257,079
        in 1997 and 1996                                      82             82
  Common stock, $.01 par value, 100,000,000
    shares authorized, issued:  18,913,646 in
    1997 and 1996, outstanding:  18,714,646 in
    1997 and 1996                                            188            188
  Additional paid-in capital                             108,854        108,854
  Accumulated deficit                                   (173,318)      (173,594)
  Treasury stock (199,000 shares of common stock)         (1,000)        (1,000)
                                                       ---------      ---------

      Total stockholders' equity (deficit)                (1,709)        (1,985)
                                                       ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   9,433      $   9,156
                                                       =========      =========

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         1997          1996          1995
                                         ----          ----          ----

INCOME:
   Interest on investments          $        535   $       478   $       528
   Other (Note 3)                              -            39            62
                                     -----------    ----------    ----------

     Total income                            535           517           590
                                     -----------     ---------    ----------

EXPENSES:
   Compensation and employee                 157           155           156
     benefits
   Other operating expenses                  102           133           157
                                     -----------    ----------    ----------

      Total expenses                         259           288           313
                                     -----------    ----------    ----------

INCOME FROM CONTINUING OPERATIONS
                                             276           229           277

LOSS FROM DISCONTINUED
  OPERATIONS (Note 2)                          -        (4,350)       (3,900)
                                     -----------    ----------    ----------

NET INCOME (LOSS)                    $       276   $    (4,121)  $    (3,623)
                                     ===========    ==========    ==========

NET LOSS AVAILABLE FOR
  COMMON STOCKHOLDERS                $    (8,360)  $   (12,757)  $   (12,259)

BASIC LOSS PER SHARE:
   From continuing operations        $     (0.45)  $     (0.45)  $     (0.45)
   From discontinued operations      $         -   $     (0.23)  $     (0.21)
   Net loss                          $     (0.45)  $     (0.68)  $     (0.66)

AVERAGE SHARES OUTSTANDING            18,714,646    18,714,646    18,714,646

DIVIDENDS PER COMMON SHARE                     -             -             -

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                              Additional
                           Preferred  Common   Paid-in    Accumulated  Treasury
                             Stock    Stock    Capital     Deficit      Stock     Total
                           ---------  ------  ----------  -----------  --------  -------
BALANCE,
  DECEMBER 31, 1994         $63,567   $ 188    $108,854   $(165,850)   $(1,000)   $5,759

Net loss                          -       -           -      (3,623)         -    (3,623)
                            -------   -----    --------   ---------    -------    ------

BALANCE,
  DECEMBER 31, 1995          63,567     188     108,854    (169,473)    (1,000)    2,136

Net loss                          -       -           -      (4,121)         -    (4,121)
                            -------   -----    --------   ---------    -------    ------

BALANCE,
  DECEMBER 31, 1996          63,567     188     108,854    (173,594)    (1,000)   (1,985)
                            -------   -----    --------   ---------    -------    ------

Net income                        -       -           -         276          -       276
                            -------   -----    --------   ---------    -------    ------

BALANCE,
  DECEMBER 31, 1997         $63,567   $ 188    $108,854   $(173,318)   $(1,000)  $(1,709)
                            =======   =====    ========   =========    =======   =======

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                  1997       1996        1995
                                                  ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                             $   397    $   439    $     567
  Operating expenses                               (261)      (367)        (622)
  Other income                                        -        39            62
                                                -------    -------     --------

    Net cash provided by operating activities       136        111            7
                                                -------    -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investment securities                (155)       (36)         (45)
  Other - net                                         -         (4)           -
                                                -------    -------     --------

    Net cash used in investing activities          (155)       (40)         (45)
                                                -------    -------     --------

NET (DECREASE) INCREASE IN CASH                     (19)        71          (38)

CASH AT BEGINNING OF PERIOD                          85         14           52
                                                -------    -------     --------

CASH AT END OF PERIOD                           $    66    $    85     $     14
                                                =======    =======     ========

RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income (loss)                            $   276    $(4,121)    $ (3,623)
   Loss from discontinued operations                  -      4,350        3,900
   Contingency reserve payments                     (10)      (102)        (226)
   Accrued income and expense                      (130)       (16)         (44)
                                                -------    -------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES       $   136    $   111     $      7
                                                =======    =======     ========

See notes to financial statements.

CITYFED FINANCIAL CORP.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Basis of Presentation - Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed"), was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision (the "OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations in the accompanying financial statements. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At December 31, 1997, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

Investment Securities - In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are those debt securities that CityFed has the intent and ability to hold to maturity and are reported at amortized cost. Due to the short term nature of CityFed's investment securities, all investment securities, both in 1997 and 1996, are classified as held to maturity and, therefore, all investment securities are stated at cost and adjusted for premiums and discounts, which are amortized using the straight-line method, which does not differ materially from the interest method.

Basic Loss Per Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This standard changes the previous standards for computing earnings per share (EPS).

As required by this statement, the Company computed basic loss per share by dividing net income, after consideration of payment of preferred dividends of $8,636,000 per year, by the weighted average number of common shares outstanding during each period.

2.  DISCONTINUED OPERATIONS

On December 7, 1989, the OTS declared City Federal insolvent and ordered it closed. The RTC was appointed receiver to handle all matters related to City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations. The Company has recognized losses from discontinued operations of City Federal only to the extent of its investment in and advances to the former subsidiary savings and loan (determined on a basis consistent with generally accepted accounting principles). At December 31, 1997 and 1996, the Company's statement of financial condition does not include any assets or liabilities of City Federal. However, as discussed in Note 8, there exists a claim asserting that the Company should assume certain liabilities of City Federal relating to deferred compensation arrangements with the Company's former Chairman.

The loss from discontinued operations for 1996 and 1995 of $4,350,000, and $3,900,000, respectively, results from an increase in the contingency reserve (see Note 8). There was no loss from discontinued operations in 1997.

3.  INVESTMENT SECURITIES

A summary of investment securities at December 31, 1997 and 1996, which are all due within one year, is as follows (dollars in thousands):

                                                      1997
                                  ----------------------------------------------
                                  PRINCIPAL                CARRYING     MARKET
                                   AMOUNT       COST         VALUE       VALUE

Corporate securities:
  Ford Motor Credit Co.           $   500    $    499     $   500    $    499
  Ford Motor Credit Co.             1,000         997         997         997
  Associates Corp. of NA              958         959         958         958
  Wal-Mart Stores, Inc.               500         499         500         500
  CIT Group Holdings                  750         750         750         750
  Bankers Trust Co.                 1,000       1,000       1,000       1,001
  Travelers Group Inc.                500         499         500         500
  Associates Corp. of NA              250         250         250         250
  NBD Bank N.A.                     1,000       1,004       1,003       1,004
  Associates Corp. of NA              500         506         502         503
  Merrill Lynch                     1,000         959         974         978
  Bankers Trust Co.                 1,000       1,000       1,000       1,001
CoreStates Bank, N.A.
  Money Market Funds                   93          93          93          93
Accrued Interest                       --          --         177         177
                                  -------    --------     -------    --------
Total                             $ 9,051    $  9,015     $ 9,204    $  9,211
                                  =======    ========     =======    ========

                                                       1996
                                  ----------------------------------------------
                                  PRINCIPAL               CARRYING    MARKET
                                   AMOUNT       COST        VALUE     VALUE

Corporate securities:
  BankAmerica                     $  700      $  705      $   702    $  703
  Golden West                        500         513          508       508
  Merrill Lynch                      300         303          302       302
  GECC                               250         252          251       251
  EI DuPont                          500         499          499       499
  Marsh & McLennan                   700         675          682       682
  Norwest                            400         407          406       406
  Merrill Lynch                    1,000         960          968       968
  Lucent Technologies                700         683          689       688
  Merrill Lynch                    1,000         974          981       981
  Southwest Bell                     750         743          746       746
  AIG Funding                      1,000         994          998       998
  Met Life Funding                 1,000         990          993       993
CoreStates Bank, N.A.
  Money Market Funds                 147         147          147       147
Accrued Interest                      --          --           39        39
                                  ------      ------      -------    ------
Total                             $8,947      $8,845      $ 8,911    $8,911
                                  ======      ======      =======    ======


In 1994, CityFed transferred substantially all of its investment securities to CoreStates Bank, N.A. ("CoreStates") for deposit into an escrow account to be maintained by CoreStates. Certain restrictions exist under the related escrow agreement (see Note 8 - "Temporary Order to Cease and Desist").

During 1986, CityFed invested, as a limited partner, in the limited partnership of CX Partners, L.P., formerly known as Ivan F. Boesky & Company, L.P. ("CX"), the assets of which are now being administered by a liquidating trustee. This limited partnership investment was carried at its net realizable value during 1989. In December 1989, CityFed, along with other limited partners of the limited partnership and others, entered into an agreement concerning the distribution of certain assets of the limited partnership. In January 1990, CityFed received an amount from the limited partnership equal to its initial investment in the limited partnership ($5,017,000). CityFed received further distributions of $38,000 and $44,000 in 1996 and 1995, respectively, which are included in other income. In March 1995, CityFed also received $16,682 representing its interest in the amount allocated to the CX-related claims in the Milken Global Settlement. Because of the uncertainty regarding future payments, CityFed is treating them on a cash basis for financial reporting purposes. CityFed is obligated to return all amounts received from the limited partnership to the extent that claims of creditors of the limited partnership cannot be satisfied out of the limited partnership's remaining assets. Based upon consultation with counsel to the limited partnership, CityFed is not aware of any pending or threatened claims that could not be expected to be satisfied out of the limited partnership's remaining assets.

4.  INCOME TAXES

The Company was the parent company of an affiliated group of corporations that filed consolidated income tax returns. On December 7, 1989, the OTS appointed the RTC as receiver for City Federal. A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created by the OTS. City Savings acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed's liability for Federal income taxes for the tax years through 1990 were calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institution created by the OTS to acquire the assets and liabilities of City Federal. For its tax years 1991 through 1996, CityFed has filed its Federal income tax returns on a separate Company basis, which excludes City Federal and the successor institution. (See Note 8.)

At December 31, 1997, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $21,542,000 that expire in various years through 2010. Operating loss carryforwards for New Jersey, Massachusetts and Florida state tax purposes, which expire in various years through 2009, were approximately $24,498,000, $2,492,000 and $993,000, respectively, at December 31, 1997.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards. The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 1997 and 1996 are as follows:

                                             1997                  1996
Deferred tax assets:
Operating loss carryforwards             $ 8,810,432           $10,233,768
  Contingency reserve                      4,464,364             4,464,364
                                         -----------           -----------

Total deferred tax assets                 13,274,796            14,698,132
                                         -----------           -----------

Deferred tax liabilities:
  Fixed asset depreciation                      --                    --
                                         -----------           -----------

Total deferred tax liabilities                  --                    --
                                         -----------           -----------

Net deferred tax asset before
  valuation allowance                     13,274,796            14,698,132

Valuation allowance                       13,274,796            14,698,132
                                         -----------           -----------

Net deferred tax asset                   $      --             $      --
                                         ===========           ===========

There was a $1,423,000 decrease and a $1,614,000 increase in the valuation allowance for the years ended December 31, 1997 and 1996, respectively.

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

The Company suspended dividend payments in July of 1989. At December 31, 1997, cumulative unpaid dividends totaled $45.3 million ($17.85 per share) and $28.1 million ($3.40 per share) for the Series B and C preferred stock, respectively.

6.  STOCK OPTION AND DEFERRED COMPENSATION PLANS

The Company had a stock option plan (the "Plan"), which was terminated in 1990, that called for 1,910,000 shares of common stock to be reserved for issuance pursuant to options that may be granted under the Plan. Under the terms of the Plan, options were granted at not less than the fair market value of the shares at the date of grant, and could not have a maximum term of more than ten years. Options were exercisable to such extent and at such time during the term thereof as determined by the Board of Directors at the date of the grant. As of December 31, 1997, no options remained outstanding.

City Federal maintained a Deferral Agreement Deferred Compensation Plan pursuant to which it administered a deferral agreement with the Company's former Chairman, Gilbert G. Roessner. Under this plan, Mr. Roessner could convert deferred compensation into stock units, each stock unit representing one hypothetical share of the Company's common stock. The conversion price was based on the fair market value of the common stock. Unless otherwise elected, the stock units were payable in monthly installments after termination of service. Distributions were in the form of shares of common stock or, in certain circumstances, cash. Each stock unit outstanding at August 5, 1985 represented one hypothetical share of common stock and 0.592 shares of Series C Junior Preferred Stock. As a result of the receivership of City Federal, the Company no longer receives funds from City Federal in connection with the distribution to Mr. Roessner of common stock under the plan. Accordingly, the Company has not included the stock units that may be issued under this plan in its 1997, 1996 and 1995 net loss per share calculations. See Note 8 for claim of Mr. Roessner against the Company relating to this plan and other deferred compensation arrangements for which the Company has not recorded a liability in the accompanying financial statements.

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

                                                                   DEFERRED
                                         STOCK        PER       COMPENSATION
                                         UNITS       SHARE         BALANCE
                                                                   (000'S)


  Balance, December 31, 1997,
  1996 and 1995                           159,869    $  4.472    $   715
                                          =======    ========    =======

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

The Notice of Charges provides that a hearing will be held before an administrative law judge on the question of whether a final cease and desist order should be issued against CityFed and the Respondents. CityFed and the Respondents filed an answer in response to the Notice of Charges and have filed motions for summary disposition of the OTS' claims.

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

On August 20, 1997, OTS Director Nicolas Retsinas issued a Decision and Order granting CityFed's Motion for Interlocutory Review. Director Retsinas concluded that the ALJ had erred in recommending summary disposition on the OTS net worth maintenance claim against CityFed. The Director held that there were disputed issues of fact on that claim that precluded summary judgment, and he remanded the case to the ALJ for further proceedings consistent with his decision. The Director agreed with the ALJ that the 5-year federal statute of limitations applicable to "fines, penalties and forfeitures" did not bar OTS' restitution claims. However, the Director reserved to a later date a decision on whether that statute would bar OTS' civil money penalty claims. OTS has said it does not intend to pursue civil money penalty claims against CityFed if it obtains an award of restitution in excess of CityFed's net worth. As a consequence of the Director's decision, CityFed plans to ask the ALJ to lift the stay of proceedings currently in place so that CityFed can commence discovery from OTS and others on the net worth maintenance claim.

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

The RTC filed an interlocutory appeal with the United States Court of Appeals for the Third Circuit ("Third Circuit") from the N.J. Court's November 15, 1993 Orders in the Second RTC Action that dismissed the RTC's First Amended Complaint to the extent it alleged a cause of action for simple negligence. On June 23, 1995, the Third Circuit reversed the N.J. Court's November 15, 1993 Orders. On

January 14, 1997, in the case captioned ATHERTON V. FEDERAL DEPOSIT INSURANCE CORPORATION, 117 S. Ct. 666 (1997) ("Supreme Court Case"), the Supreme Court of the United States vacated the Third Circuit's judgment and remanded the case.

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

Through December 31, 1997, CityFed received but has not paid bills totaling $4,369,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

The N.J. Court denied the motion, however, on appeal the Third Circuit overturned the decision of the N.J. Court. Pursuant to its order and judgment, which were entered February 9, 1995, the Third Circuit held that the plaintiffs were entitled to receive advances of their costs of defense under CityFed's Bylaws as a matter of law. The Third Circuit directed the N.J. Court to issue an injunction requiring CityFed to advance plaintiffs' defense costs incurred in connection with the F&D Action in an amount to be agreed upon by the parties or, if the parties are unable to reach agreement, in an amount determined to be reasonable by the N.J. Court upon additional proceedings. On February 23, 1995, CityFed filed a petition requesting that the Third Circuit grant rehearing on issues relating to the relief granted. In particular, the petition requested that the Third Circuit reconsider the grant of injunctive relief on the basis that the Temporary Order effectively precludes CityFed from paying the costs of defense to its current and former officers and directors. In addition, the petition requested that the Third Circuit require plaintiffs to post security if an injunction is issued in plaintiffs' favor. On March 22, 1995, the Third Circuit denied CityFed's petition for rehearing. On July 3, 1995, the N.J. Court entered an Order ("Ridder Order") in the Ridder Action, directing CityFed to remit immediately to the plaintiffs in the Ridder Action $437,400, which represents legal fees incurred by the plaintiffs through December 31, 1994 in the Ridder Action and as defendants in the F&D Action, plus interest in the amount of $13,955.13. The Ridder Order also provides a procedure for the payment by CityFed of the legal fees incurred by the Ridder plaintiffs in the Ridder Action and the F&D Action from January 1, 1995, forward.

Because of the Temporary Order, CityFed is unable unilaterally to make the payment required by the Ridder Order. On July 13, 1995, CityFed submitted the Ridder Order to the OTS and requested the permission of the OTS to pay the amounts CityFed is directed to pay in the Ridder Order, as well as permission to pay to the Ridder plaintiffs the sum of $601.84 in court costs, which CityFed had been directed to pay to the plaintiffs in a May 4, 1995 Order of the N.J. Court. On August 18, 1995, the OTS issued a Decision and Order ("OTS Order") denying this request by CityFed. On August 2, 1995, CityFed appealed the Ridder Order to the Third Circuit, arguing that the N.J. Court had abused its discretion by ordering CityFed to make a payment CityFed could not make because of the Temporary Order. On August 29, 1995, CityFed asked the Third Circuit to stay the Ridder Order pending the appeal from the Ridder Order, but the Third Circuit denied the request. The appeal was then fully briefed by the parties and argued to a panel of the Third Circuit on March 22, 1996. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the Ridder Order and directing that the matter be returned to the N.J. Court for further proceedings. Among the options available to the N.J. Court, noted the Third Circuit, were the possibility of staying any payment order pending completion of the OTS administrative proceedings or conditioning any payment obligation on CityFed's ability to obtain OTS approval. The Third Circuit also said the N.J. Court might consider reducing the payment obligation to judgment and permitting OTS to intervene in the proceedings. On May 1, 1996, the Ridder plaintiffs petitioned the Third Circuit for rehearing en banc, claiming that the Third Circuit panel's April 18, 1996, decision conflicts with the February 9, 1995, Third Circuit panel decision awarding indemnification to the Ridder plaintiffs. The Third Circuit denied the Petition for Rehearing on May 20, 1996. Although the matter is remanded to the N.J. Court for further action, the N.J. Court has yet to take any action. On December 31, 1997, CityFed included approximately $838,000 in its contingency reserve relating to the Ridder Action.

In the event that CityFed advances such amounts to the plaintiffs and it is ultimately determined that plaintiffs are not entitled to indemnification, CityFed may be required to look solely to plaintiffs' unsecured undertakings for repayment of any advances.

"SUPERVISORY GOODWILL" ACTION - On August 7, 1995, CityFed, acting in its own right and as shareholder of City Federal, filed a civil action in the United States Court of Federal Claims seeking damages for loss of "supervisory goodwill." The action is captioned CITYFED FINANCIAL CORP., IN ITS OWN RIGHT AND IN ITS CAPACITY AS SHAREHOLDER OF CITY FEDERAL SAVING BANK, BEDMINSTER, NEW JERSEY V. UNITED STATES OF AMERICA, No. 95-508c. CityFed filed this action under the rule of the Court of Federal Claims that permits the filing of a "Preliminary Complaint" when a plaintiff lacks access to information necessary to fully state its claim. CityFed believes that, as of December 7, 1989, City Federal had substantial amounts of supervisory goodwill on its books as a result of various acquisitions by City Federal of troubled depository institutions before that date, but without access to the records of City Federal, CityFed is unable to state in detail the nature or amount of its goodwill claim. CityFed's goodwill suit was stayed (as were all Court of Federal Claims supervisory goodwill cases) pending the United States Supreme Court's review of the decision of the United States Court of Appeals for the Federal Circuit in another supervisory goodwill case, WINSTAR CORP. V. UNITED STATES, 64 F. 3d 1531 (Fed. Cir. 1995) ("Winstar"). On July 1, 1996, the United States Supreme Court affirmed the decision of the Federal Circuit in the Winstar case, holding that the loss of supervisory goodwill and capital credits as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 constituted breaches of contract with the three institutions involved in that consolidated appeal. The United States Supreme Court remanded those cases to the United States Court of Federal Claims for a determination of damages.

CityFed's case is one of over 100 supervisory goodwill cases currently pending in the Court of Federal Claims. The Court has adopted case management procedures to expedite the handling of these cases in the wake of the Supreme Court's ruling, and CityFed's counsel is participating with other plaintiffs' counsel in coordinated prosecution of these cases. The Government has indicated that it may challenge the existence of a contract in cases other than those involved in the Winstar appeal, and it has said it will interpose other defenses and counterclaims, such as statute of limitations, standing, lack of proximate causation, fraudulent inducement, and failure to maintain net worth. The Chief Judge of the Court of Federal Claims has now re-assigned all of these cases to himself and is delegating to other judges on the court responsibility for various issues.

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

CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At December 31, 1997, the Company has a $6.7 million contingency reserve (see Note 2) representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:

        Balance - December 31, 1994               $  2,169,000

        Charges                                     (2,082,000)
        Provision                                    3,900,000
                                                  ------------

        Balance - December 31, 1995                  3,987,000


        Charges                                     (1,603,000)
        Provision                                    4,350,000
                                                  ------------

        Balance - December 31, 1996                  6,734,000

        Charges                                        (34,000)
        Provision                                            -
                                                  ------------

        Balance - December 31, 1997               $  6,700,000
                                                  ============

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS   AND   CONTROL   PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

The current directors of CityFed are as follows:

                                   Positions Held                   Director
               Name                 With CityFed       Age (1)      Since (2)
               ----                --------------      -------      ---------

    Class I-Term Expired 1994
    Gordon E. Allen              Director                71           1984
    John W. Atherton, Jr.        Director,               55           1987
                                 Chairman,
                                 President, Chief
                                 Executive Officer
                                 and Treasurer

    Class II-Term Expired 1992

    Peter R. Kellogg             Director                55           1984

    Class III-Term Expired 1993

    Edwin M. Halkyard            Director                63           1988

    Directors Elected by the Holders of Series B Stock

    Richard N. Morash            Director                55           1991
    Stephen L. Ranzini           Director                32           1991

----------

(1)  At January 31, 1998.
(2)  All directors serve until their successors have been elected and qualify.

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

Mr. Ranzini has been President and Chief Executive Officer of University Bancorp Inc. (formerly known as Newberry Bancorp Inc.) since July 1988, the holding company for University Bank ("Bank"), formerly known as The Newberry State Bank, in Newberry, Michigan. Mr. Ranzini is also a director of University Bancorp, Inc. In November, 1994, he became the President of the Bank, in December 1995, he became Senior Vice President - Mortgage Banking of the Bank, in November 1997, he became President and Chief Executive Officer of the Bank, and, in January 1994, became a director of the Bank. Mr. Ranzini is also Director and Treasurer of Michigan BIDCO, a community development lending organization (May 1993 to present) and a Director of MFC, Inc., an investment company listed on the Toronto Stock Exchange (July 1997 to present).

EXECUTIVE OFFICERS

CityFed has no current executive officers, other than John W. Atherton, Jr. All executive officers are appointed annually by the Board and serve for one-year terms.

See Item 1., "Description of Business" concerning the receivership of City Federal.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

To the best of CityFed's knowledge, all directors, officers and more than 10% beneficial owners of CityFed have filed all reports on Forms 3, 4 and 5 required to be filed by them for the year ended December 31, 1997.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Mr. Atherton received an annual salary of $100,000 during 1997 and continues to be paid at the same rate in 1998. The Board approved an additional payment to him of $35,000 in December 1997.

CityFed does not have employment agreements with any of its officers.

The following table sets forth information concerning the compensation paid or accrued by CityFed for CityFed's one officer whose aggregate compensation exceeded $100,000 in 1997.

                                                    Annual Compensation
                                          --------------------------------------
    Name and Principal                                            Other Annual
    Position                       Year    Salary($)   Bonus($)  Compensation($)
    ------------------             ----    ---------   --------  ---------------
    John W. Atherton, Jr.          1997     100,000     35,000      14,989 (1)
    Chairman, Director,            1996     100,000     35,000      13,871 (1)
    President, Chief Executive     1995     100,000     35,000      17,035 (1)
    Officer and Treasurer

----------

(1) Represents amounts paid for Mr. Atherton's health insurance and for life insurance for which Mr. Atherton may designate the beneficiary.

DIRECTORS' COMPENSATION

Directors of CityFed receive a meeting fee of $1,000 for each meeting attended. The Board held four meetings during 1997. No remuneration is paid for telephone meetings. Directors of CityFed who are compensated as officers of CityFed do not receive separate compensation for service on the Board of Directors of CityFed.

STOCK OPTION PLAN AND 1987 LONG-TERM PERFORMANCE INCENTIVE PLAN

On September 18, 1990, the Board of Directors of CityFed terminated CityFed's Stock Option Plan and 1987 Long-Term Performance Incentive Plan ("1987 Plan"). Consequently, CityFed cannot grant any further options under either plan. No options remain outstanding under either plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Securities Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known to CityFed to own, or who may be deemed to own, beneficially more than five percent of any class of voting stock of CityFed (Common Stock, Series B Stock or Series C Stock) as of February 28, 1998. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the stock indicated. Information contained in the table is based on reports filed with or information otherwise supplied to CityFed by the listed beneficial owners.

                                      Number of Shares
                                        Beneficially           Percent
Name and Address of Beneficial Owner        Owned              of Class
------------------------------------  ----------------         --------

  Lehigh Financial Corp.                1,365,000(1)        7.29 percent of  the
  950 Stuyvesant Avenue                                     the Common Stock
  Union, New Jersey  07083

  Glenn F. Woo                          1,776,435(2)       7.25  percent of  the
  10 Exchange Place                                        Common Stock and 5.09
  Jersey City, New Jersey  07302                           percent of the Series
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
  514 St. Clair Avenue East                                Common Stock and 6.12
  Toronto, Ontario, Canada M4                              percent of the Series
                                                           Series B Stock

  Frank A. Constantini                    452,550          1.59  percent of  the
  41 Glen Road                                             Common Stock and 6.12
  Toronto, Ontario, Canada M4                              percent of the Series
                                                           Series B Stock

                                      Number of Shares
                                        Beneficially           Percent
Name and Address of Beneficial Owner        Owned              of Class
------------------------------------  ----------------         --------

  Peter T. Hyland                         450,050          1.59  percent of  the
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

----------

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

SECURITIES OWNERSHIP OF MANAGEMENT

The following table sets forth information concerning the shares of Common Stock, Series C Stock and Series B Stock beneficially owned by each director of CityFed, and by all officers and directors as a group, as of February 28, 1998. Except as otherwise noted, each beneficial owner listed has sole investment and voting powers with respect to the stock indicated.

COMMON STOCK

                                      Number of Shares      Percent
   Name                              Beneficially Owned     of Class
   ----                              ------------------     --------

   Gordon E. Allen                           2,243               (1)
   John W. Atherton, Jr.                    31,105 (2)           (1)
   Edwin M. Halkyard                         2,500 (3)           (1)
   Peter R. Kellogg                          8,824 (4)           (1)
   Richard N. Morash                        97,502               (1)
   Stephen L. Ranzini                            0              0

   All  Directors  and  Officers           142,174 (2)           (1)
     as a Group (6 Persons)

----------

(1)  Less than 1.0%.

(2) Includes 19,169 shares held by Mr. Atherton's wife and 7,168 shares held in custodial accounts for Mr. Atherton's children with respect to which Mrs. Atherton is custodian.

(3)  Held jointly with Mr. Halkyard's wife.

(4)  Held by a trust of which Mr. Kellogg is trustee.

SERIES C STOCK


                                      Number of Shares      Percent
   Name                              Beneficially Owned     of Class
   ----                              ------------------     --------

   Gordon E. Allen                             119               (1)
   John W. Atherton, Jr.                     4,402 (2)           (1)
   Edwin M. Halkyard                             0              0
   Peter R. Kellogg                        379,888 (3)       4.60
   Richard N. Morash                        49,511               (1)
   Stephen L. Ranzini                            0              0


   All  Directors  and  Officers           433,920           5.26
   as a Group
   (6 Persons)

----------

(1)  Less than 1.0%.

(2) Includes 4,402 shares held in custodial accounts for Mr. Atherton's children with respect to which Mr. Atherton's wife is custodian.

(3) Includes 379,888 shares held by two trusts of which Mr. Kellogg is a trustee. This information is based on the Schedule 13D filed by Mr. Kellogg on February 14, 1991.

SERIES B STOCK


                                      Number of Shares      Percent
   Name                              Beneficially Owned     of Class
   ----                              ------------------     --------

   Gordon E. Allen                               0              0
   John W. Atherton, Jr.                       150             (1)
   Edwin M. Halkyard                             0              0
   Peter R. Kellogg                              0              0
   Richard N. Morash                             0              0
   Stephen L. Ranzini                      445,800 (2)      17.56

   All  Directors and Officers as          445,950 (2)      17.56
     a Group (6 Persons)

----------

(1)  Less than 1.0%.

(2) 126,970 of such shares of Series B Stock are held by Joseph L. Ranzini, the father of Stephen L. Ranzini. This information is based on an amended
     Schedule 13D filed by Messrs. Ranzini dated February 28, 1995.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The bylaws of CityFed obligate CityFed to indemnify, to the fullest extent authorized by the Delaware General Corporation Law, its directors and officers and to advance expenses to such persons in certain circumstances. See Item 1., "Description of Business - Potential Obligations of CityFed Indemnification Claims."

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

                                   CITYFED FINANCIAL CORP.


  Date: March 27, 1998             By: /s/ John W. Atherton, Jr.
                                       -------------------------
                                       John W. Atherton, Jr.
                                       President, Chief Executive Officer and
                                       Treasurer (Principal Executive and
                                       Financial Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon E. Allen                       March 19, 1998
--------------------------
Gordon E. Allen
Director

/s/ John W. Atherton, Jr.                 March 27, 1998
--------------------------
John W. Atherton, Jr.
Chairman, President, Chief Executive
Officer, Treasurer and
Director (Principal Executive,
Financial and Accounting Officer)

                                          March __, 1998
--------------------------
Edwin M. Halkyard
Director

/s/ Peter R. Kellogg                      March 17, 1998
--------------------------
Peter R. Kellogg
Director

/s/ Richard N. Morash                     March 17, 1998
--------------------------
Richard N. Morash
Director

/s/ Stephen L. Ranzini                    March 27, 1998
--------------------------
Stephen L. Ranzini
Director

                                EXHIBIT INDEX

     EXHIBIT

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

      11      Statement  regarding the  computation  of basic per share earnings
              (loss).

      27      Financial data schedule.