Form 10QSB
period 1998-03-31
CITYFED FINANCIAL CORP
filed 1998-05-13
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 1998, the number of shares of outstanding common stock was 18,715,609.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL  CONDITION
March 31, 1998 and December 31, 1997
(Dollars in Thousands)

                                                                   March 31, 1998    December 31,
                                                                     (Unaudited)         1997
                                                                     -----------         ----
ASSETS

CASH                                                                  $        28     $       66
INVESTMENT SECURITIES - At amortized cost (Market Value:
    March 31, 1998, $9,259; December 31, 1997, $9,211)                      9,271          9,204
OTHER ASSETS                                                                  166            163
                                                                       ----------      ---------

TOTAL ASSETS                                                           $    9,465      $   9,433
                                                                       ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Contingency reserve                                                 $   6,693      $   6,700
    Other liabilities                                                       4,416          4,442
                                                                        ---------      ---------

      Total liabilities                                                    11,109         11,142

STOCKHOLDERS' EQUITY:
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25.00 par value,
           issued and outstanding: 2,538,850 in 1998 and 2,539,400
           in 1997                                                         63,471         63,485
       Series C Junior, cumulative, $.01 par value, liquidation
           preference $3.00 per share, shares issued and outstanding:
           8,257,079 in 1998 and 1997                                          82             82
    Common stock, $.01 par value, 100,000,000 shares authorized, issued:  18,914,609 in 1998 and 18,913,646 in 1997,
           outstanding: 18,715,609 in 1998 and 18,714,646 in 1997             188            188
    Additional paid-in capital                                            108,868        108,854
    Accumulated deficit                                                  (173,253)      (173,318)
    Treasury stock (199,000 shares of common stock)                        (1,000)        (1,000)
                                                                        ---------      ---------

       Total stockholders' deficit                                         (1,644)        (1,709)
                                                                        ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $   9,465      $   9,433
                                                                        =========      =========

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Three Months Ended March 31, 1998 and 1997
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 30,
                                                                  -------------------
                                                                  1998           1997
                                                                  ----           ----
INCOME:
   Interest on investments                                       $   115      $   123
                                                                 -------      -------

     Total income                                                    115          123
                                                                 -------      -------

EXPENSES:
   Compensation and employee benefits                                 34           34
   Other operating expenses                                           16           19
                                                                 -------      -------

     Total expenses                                                   50           53
                                                                 -------      -------

INCOME FROM CONTINUING OPERATIONS                                     65           70

LOSS FROM DISCONTINUED OPERATIONS                                     -            -
                                                                 -------      -------

NET INCOME                                                       $    65      $    70
                                                                 =======      =======


NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS
                                                                 $(2,094)     $(2,089)

BASIC LOSS PER SHARE:
   From continuing operations                                    $ (0.11)     $ (0.11)
   From discontinued operations                                  $    -       $    -
   Net loss                                                      $ (0.11)     $ (0.11)

AVERAGE SHARES OUTSTANDING                                    18,714,646   18,714,646

DIVIDENDS PER COMMON SHARE                                            -            -

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1998 and 1997
(Dollars in Thousands)
(Unaudited)

                                                         1998            1997
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                  $  61           $  77
     Operating expenses                                   (84)            (83)
                                                        -----           -----

       Net cash used in operating activities              (23)             (6)
                                                        -----           -----

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in investment securities                    (13)            (67)
     Other - net                                           (2)             -
                                                        -----           -----

       Net cash used in investing activities              (15)            (67)
                                                        -----           -----

NET DECREASE  IN CASH                                     (38)            (73)

CASH AT BEGINNING OF PERIOD                                66              85
                                                        -----           -----

CASH AT END OF PERIOD                                   $  28           $  12
                                                        =====           =====

RECONCILIATION OF NET INCOME TO NET CASH USED
     IN OPERATING ACTIVITIES:
     Net income                                         $  65           $  70
     Loss from discontinued operations                      -               -
     Contingency reserve payments                          (3)             (3)
     Accrued income and expense                           (85)            (73)
                                                        -----           -----

NET CASH USED IN OPERATING ACTIVITIES                   $ (23)          $  (6)
                                                        =====           =====


See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
MARCH 31, 1998 (UNAUDITED)

1. Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision ("OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At March 31, 1998, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

2. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 ("1997 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share
      ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of the Company's preferred stock are cumulative. At March 31, 1998, dividends in arrears were $46.7 million and $28.9 million on the Company's Series B and Series C Stock, respectively.

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

      On August 20, 1997, OTS Director Nicolas Retsinas issued a Decision and Order granting CityFed's Motion for Interlocutory Review. Director Retsinas concluded that the ALJ had erred in recommending summary disposition on the OTS net worth maintenance claim against CityFed. The Director held that there were disputed issues of fact on that claim that precluded summary judgment, and he remanded the case to the ALJ for further proceedings consistent with his decision. The Director agreed with the ALJ that the 5-year federal statute of limitations applicable to "fines, penalties and forfeitures" did not bar OTS' restitution claims. However, the Director reserved to a later date a decision on whether that statute would bar OTS' civil money penalty claims. OTS has said it does not intend to pursue civil money penalty claims against CityFed if it obtains an award of restitution in excess of CityFed's net worth. Following the Director's decision, the Administrative Law Judge has lifted the stay of proceedings, and CityFed and the OTS have begun to engage in discovery on the net worth maintenance claim.

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

      On October 26, 1994, CityFed and the OTS entered into an Escrow Agreement ("Escrow Agreement") with CoreStates Bank, N.A. ("CoreStates") pursuant to which CityFed transferred substantially all of its assets to CoreStates for deposit into an escrow account to be maintained by CoreStates. Pursuant to the Escrow Agreement, CoreStates executes a wire transfer of $15,000 from the escrow account to CityFed on the first business day of every month. The Escrow Agreement provides that CityFed may sell and purchase securities in the escrow account, and that CoreStates will be paid a fee of $2,500 per year, plus reimbursement for out-of-pocket expenses, for serving as escrow agent. CityFed's assets in the escrow account continue to be invested in money market instruments with a maturity of one year or less and money market mutual funds. Withdrawals or disbursements from the escrow account are not permitted without the written authorization of the OTS, other than for (1) the $15,000 monthly transfer to CityFed, (2) the disbursement of funds on account of purchases of securities by CityFed and (3) the payment of the escrow fee and expenses to CoreStates. The Escrow Agreement also provides that CoreStates will restrict the escrow account in such a manner as to implement the terms of the Escrow Agreement and to prevent a change in status or function of the escrow account unless authorized by CityFed and the OTS in writing. CoreStates will provide to the OTS a copy of all statements regarding the escrow account provided to CityFed.

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

      CityFed is aware that all of the defendants in the Second RTC Action other than John W. Atherton, Jr. have settled with the RTC or FDIC. The settlement agreement for Victor Pelson includes a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, but only if the OTS and CityFed settle the administrative proceeding or final judgment is entered against CityFed in the proceeding. Mr. Pelson agreed to pay the RTC $650,000 to settle the Second RTC Action. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner include
      (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments agreed to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, are $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $250,000 for Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner ("Roessner Credit") as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they made to the FDIC as well as for legal fees and expenses incurred by them in the Second

      RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action, and Mr. Kellogg agreed to pay $3,000,000. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments. On February 21, 1997, in the wake of the decision in the Supreme Court Case, the N.J. Court held a status conference at which a possible settlement between the FDIC and Mr. Atherton was discussed.

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

      Through March 31, 1998, CityFed received but has not paid bills totaling $4,375,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

      Because of the Temporary Order, CityFed is unable unilaterally to make the payment required by the Ridder Order. On July 13, 1995, CityFed submitted the Ridder Order to the OTS and requested the permission of the OTS to pay the amounts CityFed is directed to pay in the Ridder Order, as well as permission to pay to the Ridder plaintiffs the sum of $601.84 in court costs, which CityFed had been directed to pay to the plaintiffs in a May 4, 1995 Order of the N.J. Court. On August 18, 1995, the OTS issued a
      Decision and Order ("OTS Order") denying this request by CityFed. On August 2, 1995, CityFed appealed the Ridder Order to the Third Circuit, arguing that the N.J. Court had abused its discretion by ordering CityFed to make a payment CityFed could not make because of the Temporary Order. On August 29, 1995, CityFed asked the Third Circuit to stay the Ridder Order pending the appeal from the Ridder Order, but the Third Circuit denied the request. The appeal was then fully briefed by the parties and argued to a panel of the Third Circuit on March 22, 1996. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the Ridder Order and directing that the matter be returned to the N.J. Court for further proceedings. Among the options available to the N.J. Court, noted the Third Circuit, were the possibility of staying any payment order pending completion of the OTS administrative proceedings or conditioning any payment obligation on CityFed's ability to obtain OTS approval. The Third Circuit also said the N.J. Court might consider reducing the payment obligation to judgment and permitting OTS to intervene in the proceedings. On May 1, 1996, the Ridder plaintiffs petitioned the Third Circuit for rehearing en banc, claiming that the Third Circuit panel's April 18, 1996, decision conflicts with the February 9, 1995, Third Circuit panel decision awarding indemnification to the Ridder plaintiffs. The Third Circuit denied the Petition for Rehearing on May 20, 1996. Although the matter is remanded to the N.J. Court for further action, the N.J. Court has yet to take any action. As of March 31, 1998, CityFed included approximately $838,000 in its contingency reserve relating to the Ridder Action.

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

      Chief Judge Loren Smith of the Court of Federal Claims has established a procedure for deciding "common issues" which cut across multiple supervisory goodwill cases. One such issue, currently being briefed, deals with the right of investors and holding companies to assert claims as a result of supervisory goodwill on the books of depository institutions in which they have as ownership interest. Judge Smith's decision on this issue may affect the Company's right to assert a claim for the loss of supervisory goodwill on the books of City Federal.

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

      CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At March 31, 1998, the Company has a $6.7 million contingency reserve representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:

             Balance - December 31, 1997                 $6,700,000

             Charges                                          7,000
             Provision
                                                                  -
                                                         ----------
             Balance - March 31, 1998                    $6,693,000
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

      Because City Federal was placed in receivership, CityFed's current interest in City Federal is a claim against the receivership estate for the proceeds, if any, of the receivership estate of City Federal that remain after all creditors, including the RTC, have been paid. Receipt of any payment for such claim is remote. For a fuller description of the receivership, see Item 1., "Business" in CityFed's 1997 Form 10-KSB.

      Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to CityFed's financial statements for the three months ended March 31, 1998. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one small office.

      Due to the nature of its assets at and subsequent to December 8, 1989, CityFed may be deemed to fall within the definition of an "investment company" under the Investment Company Act of 1940, as amended ("1940 Act"), from that date to the present. To resolve any question regarding its current status under the 1940 Act, CityFed filed an application on October 19, 1990 with the Division of Investment Management of the Securities and Exchange Commission ("SEC") for an order exempting it from certain provisions of the 1940 Act and certain rules and regulations thereunder. This application was amended on September 23, 1993, January 18, 1994 and March 1, 1994. The application was granted under Sections 6(c) and (e) of the 1940 Act on March 15, 1994. Under the order granting the application ("1940 Act Order"), CityFed was not required to register as an investment company. However, CityFed and other persons in their transactions and relations with CityFed are, under the terms of the 1940 Act Order, subject to Sections 9, 17(a), 17(d), 17(e), 17(f), 36 through

      45 and 47 through 51 of the 1940 Act, and the rules thereunder, as if CityFed were a registered investment company, except insofar as permitted by the 1940 Act Order. The 1940 Act Order exempted CityFed from having to register as an investment company until the earlier of March 15, 1995 or such time as CityFed would no longer be required to register as an investment company. On February 28, 1995, an Order was issued extending the requested exemption until February 28, 1996, on February 21, 1996, an order was issued extending the requested exemption until February 21, 1997, and, on February 12, 1997, an Order was issued extending the requested exemption until February 12, 1999.

Liquidity and Capital Resources

      At March 31, 1998, CityFed had $9,465,000 in assets, $11,109,000 in total liabilities and $1,644,000 in negative stockholders' equity. At December 31, 1997, CityFed had $9,433,000 in assets, $11,142,000 in total liabilities and $1,709,000 in negative stockholders' equity. However, as discussed in Note 4 to CityFed's financial statements for the three months ended March 31, 1998 and under Item 1., "Business Potential Obligations of CityFed" in CityFed's 1997 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

      The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains reserves for CityFed's pending litigation expenses, which, at March 31, 1998, were $6,693,000 and, at December 31, 1997, were $6,700,000.

      The litigation costs included in the reserves are difficult to project and will be affected by whether these matters are settled or whether the actions will proceed to trial. The reserves reflect expected costs to defend the claims up to, but not including, the costs of any trial-related expenses (except as described below). The reserves also do not include the costs of any settlements (other than negotiated settlements, including the settlements in the Second RTC Action) or adverse judgments, except that the contingency reserve now also includes amounts relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business Potential Obligations of CityFed" in CityFed's 1997 Form 10-KSB for a description of the major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending litigation matters (but not any trial-related expenses or the costs of any other potential settlements or adverse judgments other than those relating to the Ridder Action and the Second RTC Action), no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

Results of Operations

      CityFed recorded net income from continuing operations for the three months ended March 31, 1998 of $65,000. This compares to net income from continuing operations in the amount of $70,000 for the three months ended March 31, 1997. No addition to the contingency reserve was made during the three months ended March 31, 1998.

      Interest on investments was $115,000 for the three months ended March 31, 1998 compared to $123,000 for the three months ended March 31, 1997 due primarily to the lower level of interest rates. Total expenses of $50,000 for the three months ended March 31, 1998 were virtually unchanged from the $53,000 for the same period in 1997.

      CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve now also includes $838,000 relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1997 Form 10-KSB for a description of the major claims that may give rise to expected future costs. No additional provisions to the loss from discontinued operations were made during the three months ended March 31, 1998. The contingency reserve was reduced by charges of $7,000 from $6,700,000 at December 31, 1997 to $6,693,000 at March 31, 1998.

      The basic net loss per share of $0.11 for the three months ended March 31, 1998, compares to $0.11 for the three months ended March 31, 1997. In both periods the basic net loss per share is after the deduction of unpaid preferred dividends of $2,159,000. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 4 to CityFed's financial statements for the three months ended March 31, 1998 for a description of currently pending litigation.

Item 2. Changes in Securities and Use of Proceeds.

      None.

Item 3. Defaults Upon Senior Securities.

      (a) None.

      (b) CityFed's $2.10 Cumulative Convertible Preferred Stock, Series B, par value $25.00 per share ("Series B Stock"), is required to pay quarterly dividends at a rate of $0.525 per share on March 1, June 1, September 1 and December 1 of each year. CityFed's Series C, Junior Preferred Stock, Cumulative, par value $0.01 per share ("Series C Stock"), is required to pay quarterly dividends at a rate of $0.10 per share on March 15, June 15, September 15 and December 15 of each year. The dividends on both the Series B and the Series C Stock are cumulative. The Series C Stock is junior to the Series B Stock in the payment of dividends.

      Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of March 31, 1998, the aggregate deficiency on the Series B Stock was approximately $46.7 million and the aggregate deficiency on the Series C Stock was approximately $28.9 million.

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

Date:  May 13, 1998