Form 10QSB
period 1998-06-30
CITYFED FINANCIAL CORP
filed 1998-08-12
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number   0-13311

                             CITYFED FINANCIAL CORP.
      (Exact name of small business issuer as specified in its charter)

                   DELAWARE                           22-2527684
(State or other jurisdiction of incorporation        (IRS Employer
               or organization)                   Identification No.)

          PO BOX 3126, NANTUCKET, MA                     02584
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 31, 1998, the number of shares of outstanding common stock was 18,715,609.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.


STATEMENTS OF FINANCIAL CONDITION
June 30, 1998 and December 31, 1997
(Dollars in Thousands)                       JUNE 30, 1998          DECEMBER 31
                                             -------------          -----------
                                              (UNAUDITED)              1997
                                             -------------          -----------

ASSETS
CASH                                          $    35               $     66

INVESTMENT SECURITIES - At amortized cost
(Market Value: June 30, 1998, $9,331;
 December 31,                                   9,337                  9,204
   1997, $9,211)
OTHER ASSETS                                      167                    163
                                            -------------          -----------

TOTAL ASSETS                                  $ 9,539               $  9,433
                                            =============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Contingency reserve                        $ 6,675               $  6,700
   Other liabilities                            4,432                  4,442
                                            -------------          -----------

       Total liabilities                       11,107                 11,142

STOCKHOLDERS' EQUITY:
   Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible,
       Series B, $25.00 par value,
         issued and outstanding:
         2,538,850 in 1998 and 2,539,400
         in 1997                               63,471                 63,485
       Series C Junior, cumulative, $.01
       par value, liquidation
         preference $3.00 per share,
         shares issued and outstanding:
         8,257,079 in 1998 and 1997                82                     82
   Common stock, $.01 par value,
   100,000,000 shares authorized,
       issued:  18,914,609 in 1998 and
       18,913,646 in 1997,
       outstanding: 18,715,609 in 1998            188                    188
       and 18,714,646 in 1997

   Additional paid-in capital                 108,868                108,854
   Accumulated deficit                       (173,177)              (173,318)
   Treasury stock (199,000 shares of           (1,000)                (1,000)
   common stock)
                                            -------------          -----------

       Total stockholders' deficit             (1,568)                (1,709)
                                            -------------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS'           $ 9,539               $  9,433
DEFICIT
                                            =============          ===========

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Six Months Ended June 30, 1998 and 1997
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                        1998       1997               1998        1997
                                      -------    -------             ------      ------

INCOME:
    Interest on investments             $128         $128             $243        $251
                                    ---------    ----------       ----------    --------

      Total income                       128          128              243         251
                                    ---------    ----------       ----------    --------

EXPENSES:
    Compensation and employee             29           29               63          63
    benefits
    Other operating expenses              23           41               39          60
                                    ---------    ----------       ----------    --------

      Total expenses                      52           70              102         123
                                    ---------    ----------       ----------    --------

INCOME FROM CONTINUING OPERATIONS         76           58              141         128

LOSS FROM DISCONTINUED OPERATIONS          -            -                -           -
                                    ---------    ----------       ----------    --------

NET INCOME                               $76          $58             $141        $128
                                    =========    ==========       ==========    ========

NET LOSS AVAILABLE FOR COMMON
    STOCKHOLDERS                     $(2,083)     $(2,101)         $(4,176)    $(4,190)

BASIC LOSS PER SHARE:
    From continuing operations        $(0.11)      $(0.11)          $(0.22)     $(0.22)
    From discontinued operations      $    -       $    -           $    -      $    -
    Net loss                          $(0.11)      $(0.11)          $(0.22)     $(0.22)

AVERAGE SHARES OUTSTANDING        18,715,609   18,714,646       18,715,288  18,714,646

DIVIDENDS PER COMMON SHARE                 -            -               -           -

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS  OF CASH FLOWS
Six Months Ended June 30,  1998 and 1997
(Dollars in Thousands)
(Unaudited)
                                                          JUNE 30,
                                              -------------------------------
                                                    1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:              ------          ------
    Interest received                              $ 198           $ 202
    Operating expenses                              (139)           (152)
                                              ---------------  --------------

     Net cash provided by operating                   59              50
     activities
                                              ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in investment securities                (88)           (130)
    Other - net                                       (2)              0
                                              ---------------  --------------

     Net cash used in investing activities           (90)           (130)
                                              ---------------  --------------

NET DECREASE  IN CASH                                (31)            (80)

CASH AT BEGINNING OF PERIOD                           66              85
                                              ---------------  --------------

CASH AT END OF PERIOD                             $   35          $    5
                                              ===============  ==============

RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
    Net income                                      $141          $  128
    Loss from discontinued operations                  -               -
    Contingency reserve payments                     (15)             (5)
    Accrued income and expense                       (67)            (73)
                                              ---------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES         $   59          $   50
                                              ===============  ==============

See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED
JUNE 30, 1998 (UNAUDITED)

1. Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision ("OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At June 30, 1998, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share
      ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of the Company's preferred stock are cumulative. At June 30, 1998, dividends in arrears were $48.0 million and $29.7 million on the Company's Series B and Series C Stock, respectively.

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

      Through June 30, 1998, CityFed received but has not paid bills totaling $4,385,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

      On May 14, 1998, the Ridder Plaintiffs filed a motion asking the N.J. Court to issue a writ of execution. They apparently intended to use the writ of execution to try to levy on the CityFed assets being held in escrow. CityFed opposed this motion, and filed a cross-motion to stay any further proceeding in the N.J. Court pending a resolution of the administrative proceedings, a lifting of the Temporary Order, or approval by the OTS to make the payments. The OTS also sought leave of the N.J. Court to file a brief as AMICUS CURIAE in opposition to the Ridder Plaintiffs' motion. At a hearing on June 29, 1998, the N.J. Court denied the OTS motion for leave to file as AMICUS CURIAE. On July 28, 1998, the N.J. Court denied the Ridder Plaintiffs' motion for a writ of execution but said they could refile the motion upon completion of the administrative proceeding by the OTS against CityFed, or upon decision by the U.S. Court of Appeals for the District of Columbia in an action brought by the Ridder Plaintiffs directly against OTS seeking to force OTS to permit the payments. The U.S. District Court for the District of Columbia had ruled against the Ridder Plaintiffs in that case, stating that it lacked jurisdiction to grant the relief sought, and the Ridder

      Plaintiffs had appealed that ruling. On July 17, 1998, the U.S. Court of Appeals for the District of Columbia affirmed the District Court's holding that it lacked jurisdiction to grant the relief sought. CityFed believes the N.J. Court is similarly without jurisdiction to grant the relief sought by the Ridder Plaintiffs in their motion for a writ of execution. CityFed has brought the D.C. Circuit's decision to the attention of the N.J. Court and has renewed its motion for a stay of proceedings. The Ridder Plaintiffs have not yet responded to CityFed's renewed motion for a stay.

      As of June 30, 1998, CityFed included approximately $832,000 in its contingency reserve relating to the Ridder Action.

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

      CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At June 30, 1998, the Company has a $6.7 million contingency reserve representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:

             Balance - December 31, 1997                 $6,700,000

             Charges                                         25,000
             Provision
                                                                -
                                                         ----------
             Balance - June 30, 1998                     $6,675,000
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

      Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to CityFed's financial statements for the six months ended June 30, 1998. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one small office.

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

Liquidity and Capital Resources

      At June 30, 1998, CityFed had $9,539,000 in assets, $11,107,000 in total liabilities and $1,568,000 in negative stockholders' equity. At December 31, 1997, CityFed had $9,433,000 in assets, $11,142,000 in total liabilities and $1,709,000 in negative stockholders' equity. However, as discussed in Note 4 to CityFed's financial statements for the six months ended June 30, 1998 and under Item 1., "Business Potential Obligations of CityFed" in CityFed's 1997 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

      The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains reserves for CityFed's pending litigation expenses, which, at June 30, 1998, were $6,675,000 and, at December 31, 1997, were $6,700,000.

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

Results of Operations

      CityFed recorded net income from continuing operations for the six months ended June 30, 1998 of $141,000. This compares to net income from continuing operations in the amount of $128,000 for the six months ended June 30, 1997. No addition to the contingency reserve was made during the six months ended June 30, 1998 or 1997.

      CityFed recorded net income from continuing operations for the three months ended June 30, 1998 of $76,000. This compares to a net income from continuing operations in the amount of $58,000 for the three months ended June 30, 1997.

      Interest on investments was $243,000 for the six months ended June 30, 1998 compared to $251,000 for the six months ended June 30, 1997 due primarily to the slightly lower level of interest rates. Total expenses of $102,000 for the six months ended June 30, 1998 were somewhat lower than the $123,000 for the same period in 1997 due primarily to a lower level of professional service fees.

      Interest on investments was $128,000 for the three months ended June 30, 1998, unchanged from the amount for the three months ended June 30, 1997. Total operating expenses of $52,000 for the three months ended June 30, 1998 were less than the $70,000 for the same period in 1997 due primarily to a lower level of professional service fees.

      CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve now also includes $832,000 relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1997 Form 10-KSB for a description of the major claims that may give rise to expected future costs. No additional provisions to the loss from discontinued operations were made during the six months ended June 30, 1998. The contingency reserve was reduced by charges of $25,000 from $6,700,000 at December 31, 1997 to $6,675,000 at June 30, 1998.

      The basic net loss per share of $0.11 and $0.22 for the three and six months ended June 30, 1998, respectively, compares to $0.11 and $0.22 for the three and six months ended June 30, 1997. In all periods, the basic net loss per share is after the deduction of unpaid preferred dividends. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 4 to CityFed's financial statements for the six months ended June 30, 1998 for a description of currently pending litigation.

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

      Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of June 30, 1998, the aggregate deficiency on the Series B Stock was approximately $48.0 million and the aggregate deficiency on the Series C Stock was approximately $29.7 million.

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

Date:  August 11, 1998