Form 10QSB
period 1998-09-30
CITYFED FINANCIAL CORP
filed 1998-11-13
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 30, 1998, the number of shares of outstanding common stock was 18,715,609.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS  OF  FINANCIAL  CONDITION
September  30, 1998 and  December 31, 1997
(Dollars in Thousands)

                                                                  September 30, 1998  December 31,
                                                                  ------------------  ------------
                                                                     (Unaudited)         1997
                                                                     -----------         ----
ASSETS

CASH                                                                   $      41      $      66
INVESTMENT SECURITIES - At amortized cost (Market Value:
    September 30, 1998, $9,354; December 31, 1997, $9,211)                 9,341          9,204
OTHER ASSETS                                                                 153            163
                                                                       ---------      ---------

TOTAL ASSETS                                                           $   9,535      $   9,433
                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Contingency reserve                                                $   6,631      $   6,700
    Other liabilities                                                      4,391          4,442
                                                                       ---------      ---------

      Total liabilities                                                   11,022         11,142

STOCKHOLDERS' EQUITY:
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25.00 par value,
           issued and outstanding: 2,538,850 in 1998 and 2,539,400
           in 1997                                                        63,471         63,485
       Series C Junior, cumulative, $.01 par value, liquidation
           preference $3.00 per share, shares issued and
           outstanding: 8,257,079 in 1998 and 1997                            82             82
  Common stock, $.01 par value, 100,000,000 shares authorized, issued:  18,914,609 in 1998 and 18,913,646 in 1997,
       outstanding: 18,715,609 in 1998 and 18,714,646 in 1997                188            188
  Additional paid-in capital                                             108,868        108,854
  Accumulated deficit                                                   (173,096)      (173,318)
  Treasury stock (199,000 shares of common stock)                         (1,000)        (1,000)
                                                                       ---------      ---------

       Total stockholders' deficit                                        (1,487)        (1,709)
                                                                       ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $   9,535      $   9,433
                                                                       =========      =========

See notes to financial statements


CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 1998 and 1997
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                  ------------------            -----------------
                                                     September 30,                September 30,
                                                     -------------                -------------
                                                  1998           1997            1998           1997
                                                  ----           ----            ----           ----
INCOME:
   Interest on investments                   $        136    $        134    $        379    $        385
                                             ------------    ------------    ------------    ------------

     Total income                                     136             134             379             385
                                             ------------    ------------    ------------    ------------

EXPENSES:
   Compensation and employee benefits                  30              29              93              92
   Other operating expenses                            25              23              64              83
                                             ------------    ------------    ------------    ------------

     Total expenses                                    55              52             157             175
                                             ------------    ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS                      81              82             222             210

LOSS FROM DISCONTINUED OPERATIONS                      --              --              --              --
                                             ------------    ------------    ------------    ------------

NET INCOME                                   $         81    $         82    $        222    $        210
                                             ============    ============    ============    ============


NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS   $     (2,078)   $     (2,077)   $     (6,254)   $     (6,267)

BASIC LOSS PER SHARE:
   From continuing operations                $      (0.11)   $      (0.11)   $      (0.33)   $      (0.33)
   From discontinued operations              $         --    $         --    $         --    $         --
   Net loss                                  $      (0.11)   $      (0.11)   $      (0.33)   $      (0.33)

AVERAGE SHARES OUTSTANDING                     18,715,609      18,714,646      18,715,368      18,714,646

DIVIDENDS PER COMMON SHARE                             --              --              --              --

See notes to financial statements



CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1998 and 1997
(Dollars in Thousands)
(Unaudited)

                                                        1998           1997
                                                        ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                  $ 358         $ 271
     Operating expenses                                  (265)         (189)
                                                        -----         -----

       Net cash provided by operating activities           93            82
                                                        -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in investment securities                   (116)         (153)
     Other - net                                           (2)           --
                                                        -----         -----

       Net cash used in investing activities             (118)         (153)
                                                        -----         -----

NET DECREASE IN CASH                                      (25)          (71)

CASH AT BEGINNING OF PERIOD                                66            85
                                                        -----         -----

CASH AT END OF PERIOD                                   $  41         $  14
                                                        =====         =====

RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                         $ 222         $ 210
     Loss from discontinued operations                     --            --
     Contingency reserve payments                         (70)           (5)
     Decrease (increase) in other assets                   10            (2)
     Decrease in accrued income and expense, net          (69)         (121)
                                                        -----         -----

NET CASH PROVIDED BY OPERATING ACTIVITIES               $  93         $  82
                                                        =====         =====

See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1998 (UNAUDITED)

1. Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision ("OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At September 30, 1998, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

2. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 ("1997 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results and financial position for the periods presented.

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of the Company's preferred stock are cumulative. At September 30, 1998, dividends in arrears were $49.3 million and $30.6 million on the Company's Series B and Series C Stock, respectively.

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

      Through September 30, 1998, CityFed received but has not paid bills totaling $4,331,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

      Because of the Temporary Order, CityFed is unable unilaterally to make the payment required by the Ridder Order. On July 13, 1995, CityFed submitted the Ridder Order to the OTS and requested the permission of the OTS to pay the amounts CityFed is directed to pay in the Ridder Order, as well as permission to pay to the Ridder plaintiffs the sum of $601.84 in court costs, which CityFed had been directed to pay to the plaintiffs in a May 4, 1995 Order of the N.J. Court. On August 18, 1995, the OTS issued a
      Decision and Order ("OTS Order") denying this request by CityFed. On August 2, 1995, CityFed appealed the Ridder Order to the Third Circuit, arguing that the N.J. Court had abused its discretion by ordering CityFed to make a payment CityFed could not make because of the Temporary Order. On August 29, 1995, CityFed asked the Third Circuit to stay the Ridder Order pending the appeal from the Ridder Order, but the Third Circuit denied the request. The appeal was then fully briefed by the parties and argued to a panel of the Third Circuit on March 22, 1996. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the Ridder Order and directing that the matter be returned to the N.J. Court for further proceedings. Among the options available to the N.J. Court, noted the Third Circuit, were the possibility of staying any payment order pending completion of the OTS administrative proceedings or conditioning any payment obligation on CityFed's ability to obtain OTS approval. The Third Circuit also said the N.J. Court might consider reducing the payment obligation to judgment and permitting OTS to intervene in the proceedings. On May 1, 1996, the Ridder plaintiffs petitioned the Third Circuit for rehearing en banc, claiming that the Third Circuit panel's April 18, 1996, decision conflicts with the February 9, 1995, Third Circuit panel decision awarding indemnification to the Ridder plaintiffs. The petition for rehearing en banc was denied.

      On May 14, 1998, the Ridder Plaintiffs filed a motion asking the N.J. Court to issue a writ of execution. They apparently intended to use the writ of execution to try to levy on the CityFed assets being held in escrow. CityFed opposed this motion, and filed a cross-motion to stay any further proceeding in the N.J. Court pending a resolution of the administrative proceedings, a lifting of the Temporary Order, or approval by the OTS to make the payments. The OTS also sought leave of the N.J. Court to file a brief as AMICUS CURIAE in opposition to the Ridder Plaintiffs' motion. At a hearing on June 29, 1998, the N.J. Court denied the OTS motion for leave to file as AMICUS CURIAE. On July 28, 1998, the N.J. Court denied the Ridder Plaintiffs' motion for a writ of execution but said they could refile the motion upon completion of the administrative proceeding by the OTS against CityFed, or upon decision by the U.S. Court of Appeals for the District of Columbia in an action brought by the Ridder Plaintiffs directly against OTS seeking to force OTS to permit the payments. The U.S. District Court for the District of

      Columbia had ruled against the Ridder Plaintiffs in that case, stating that it lacked jurisdiction to grant the relief sought, and the Ridder Plaintiffs had appealed that ruling. On July 17, 1998, the U.S. Court of Appeals for the District of Columbia affirmed the District Court's holding that it lacked jurisdiction to grant the relief sought. Following this decision by the DC Circuit, the N.J. Court denied the Ridder Plaintiffs' motion for a writ of execution, holding that it too lacked jurisdiction to grant relief that would interfere with the operation of the Temporary Order. The N.J. Court stayed any further proceedings in the case pending conclusion of the OTS administrative action or a lifting of the Temporary Order. The Ridder Plaintiffs have appealed this decision of the N.J. Court to the U.S. Court of Appeals for the Third Circuit.

      As of September 30, 1998, CityFed included approximately $818,000 in its contingency reserve relating to the Ridder Action.

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

      TAX LIABILITIES - CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed for its tax years 1991 through 1997. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

      CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At September 30, 1998, the Company has a $6.6 million contingency reserve representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:

             Balance - December 31, 1997                  $6,700,000

             Charges                                          69,000
             Provision                                             -
                                                          ----------

             Balance - September 30, 1998                 $6,631,000
                                                          ==========

Item 2.Management's Discussion and Analysis or Plan of Operation.

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

      Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to CityFed's financial statements for the nine months ended September 30, 1998. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one small office.

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

Liquidity and Capital Resources

      At September 30, 1998, CityFed had approximately $9,535,000 in assets, $11,022,000 in total liabilities and $1,487,000 in negative stockholders' equity. At December 31, 1997, CityFed had approximately $9,433,000 in assets, $11,142,000 in total liabilities and $1,709,000 in negative stockholders' equity. However, as discussed in Note 4 to CityFed's financial statements for the nine months ended September 30, 1998 and under Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1997 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

      The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains reserves for CityFed's pending litigation expenses, which, at September 30, 1998, were $6,631,000 and, at December 31, 1997, were $6,700,000.

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

Results of Operations

      CityFed recorded net income from continuing operations for the nine months ended September 30, 1998 of $222,000. This compares to net income from continuing operations in the amount of $210,000 for the nine months ended September 30, 1997. No addition to the contingency reserve was made during the nine months ended September 30, 1998 or 1997.

      CityFed recorded net income from continuing operations for the three months ended September 30, 1998 of $81,000. This compares to a net income from continuing operations in the amount of $82,000 for the three months ended September 30, 1997.

      Interest on investments was $379,000 for the nine months ended September 30, 1998 compared to $385,000 for the nine months ended September 30, 1997. Total expenses of $157,000 for the nine months ended September 30, 1998 were lower than the $175,000 for the same period in 1997 due primarily to a lower level of professional service fees.

      Interest on investments was $136,000 for the three months ended September 30, 1998, virtually unchanged from $134,000 for the three months ended September 30, 1997. Total operating expenses of $55,000 for the three months ended September 30, 1998 were slightly more than the $52,000 for the same period in 1997.

      CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve now also includes $818,000 relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1997 Form 10-KSB for a description of the major claims that may give rise to expected future costs. No additional provisions to the loss from discontinued operations were made during the nine months ended September 30, 1998. The contingency reserve was reduced by charges of $69,000 from $6,700,000 at December 31,

      1997 to $6,631,000 at September 30, 1998.


      The basic net loss per share of $0.11 and $0.33 for the three and nine months ended September 30, 1998, respectively, compares to $0.11 and $0.33 for the three and nine months ended September 30, 1997. In all periods, the basic net loss per share is after the deduction of unpaid preferred dividends. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

Year 2000 Problem

      Certain computers, software and other equipment include computer code that may misinterpret the calendar year 2000 for the calendar year 1900 (commonly known as the "Year 2000 Problem"). CityFed has determined that its information technology and non-information technology systems do not pose any Year 2000 Problems. However, as a result of its limited resources and financial condition, CityFed has not made and does not intend to make any assessment of the Year 2000 Problem compliance of its suppliers or other third parties with which it does business. The Year 2000 Problem may affect some such third parties. CityFed cannot guaranty that these third parties will resolve any or all of their Year 2000 Problems. Accordingly, there is no guarantee that the failure of such third parties to timely resolve any Year 2000 Problems will not have a material adverse affect on CityFed's financial condition and operations. CityFed has not established and does not intend to establish a contingency plan to address any Year 2000 Problems of such third parties.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 4 to CityFed's financial statements for the nine months ended September 30, 1998 for a description of currently pending litigation.

Item 2. Changes in Securities and Use of Proceeds.

      During 1998, CityFed issued, pursuant to Section 4(2) of the Securities Act of 1933, 876 shares of Common Stock, $.01 par value, on conversion of 500 shares of its $2.10 Cumulative Convertible Preferred Stock, Series B.

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

      Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of September 30, 1998, the aggregate deficiency on the Series B Stock was approximately $49.3 million and the aggregate deficiency on the Series C Stock was approximately $30.6 million.

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

Date:  November 13, 1998