Form 10KSB
period 1998-12-31
CITYFED FINANCIAL CORP
filed 1999-04-01
CIK 744765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___


     Commission file number:  0-13311
                              -------

                             CityFed Financial Corp.
                             -----------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( X )
                                      ---

State issuer's revenues for its most recent fiscal year: $542,000 for the year ended December 31, 1998.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 23, 1999 was $368,611. The market value of the registrant's Series C Stock is based on the bid price for such stock on December 29, 1996 of $0.01. The market value of the registrant's Common Stock is based on the bid price on August 13, 1990 of $0.01. The market value of the registrant's Series B Stock is based on the March 23, 1999 bid price of $0.05. All prices are as reported by the National Quotation Bureau, Inc.

The number of shares outstanding of the registrant's Common Stock, as of February 28, 1999, was 18,715,609.

Transactional Small Business Disclosure Format (check one): Yes ; No X
                                                                    --

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

Because City Federal has been placed in receivership, CityFed's current interest in City Federal is a claim against the receivership estate for the proceeds, if any, of the receivership estate of City Federal that remain after all creditors, including the Federal Deposit Insurance Corporation "FDIC"), the statutory successor to the RTC, have been paid. Receipt of any payment for such claim is remote.

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

INADVERTENT INVESTMENT COMPANY

Due to the nature of its assets at and subsequent to December 8, 1989, CityFed may be deemed to fall within the definition of an "investment company" under the Investment Company Act of 1940, as amended ("1940 Act"), from that date to the present. To resolve any question regarding its current status under the 1940 Act, CityFed filed an application on October 19, 1990 with the Division of Investment Management of the Securities and Exchange Commission ("SEC") for an order exempting it from certain provisions of the 1940 Act and certain rules and regulations thereunder. This application was amended on September 23, 1993, January 18, 1994 and March 1, 1994. The application was granted under Sections 6(c) and (e) of the 1940 Act on March 15, 1994. Under the order granting the application ("1940 Act Order"), CityFed was not required to register as an investment company. However, CityFed and other persons in their transactions and relations with CityFed are, under the terms of the 1940 Act Order, subject to Sections 9, 17(a), 17(d), 17(e), 17(f), 36 through 45 and 47 through 51 of the 1940 Act, and the rules thereunder, as if CityFed were a registered investment company, except insofar as permitted by the 1940 Act Order. The 1940 Act Order exempted CityFed from having to register as an investment company until the earlier of March 15, 1995 or such time as CityFed would no longer be required to register as an investment company. On February 28, 1995, an Order was issued extending the requested exemption until February 28, 1996, on February 21, 1996, an Order was issued extending the requested exemption until February 21, 1997, on February 12, 1997, an Order was issued extending the requested exemption until February 12, 1999 and, on February 12, 1999, an Order was issued extending the requested exemption until February 12, 2000.

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

POTENTIAL OBLIGATIONS OF CITYFED

NOTICE OF CHARGES AND HEARING FOR CEASE AND DESIST ORDER TO DIRECT RESTITUTION AND OTHER APPROPRIATE RELIEF AND NOTICE OF ASSESSMENT OF CIVIL MONEY PENALTIES On June 2, 1994, the OTS issued a Notice of Charges and Hearing for Cease and

Desist Order to Direct Restitution and Other Appropriate Relief and Notice of Assessment of Civil Money Penalties ("Notice of Charges") against CityFed and against Gordon E. Allen, John W. Atherton, Jr., Edwin M. Halkyard, Alfred J. Hedden, Peter R. Kellogg, William A. Liffers and Gilbert G. Roessner ("Respondents"), who are current or former directors and, in some cases, officers of CityFed and of CityFed's former subsidiary, City Federal.

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

TEMPORARY ORDER TO CEASE AND DESIST Also on June 2, 1994, the OTS issued a Temporary Order to Cease and Desist ("Temporary Order") against CityFed. The Temporary Order required CityFed to post, by 12:00 noon on the seventh calendar day following service of the Temporary Order, $9,000,000 as security for the payment of the amount of restitution and reimbursement sought by the OTS in its Notice of Charges. As CityFed's total assets were $9.1 million on June 30, 1994, the amount sought by the OTS represented substantially all of the assets of CityFed.

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

FIRST RTC ACTION On December 7, 1992, the RTC, in its capacity as receiver for City Savings, and the RTC, in its corporate capacity, filed the First RTC Action in the N.J. Court against CityFed and against two former officers of City Federal. In its complaint in the First RTC Action, the RTC, in its corporate capacity, sought, INTER ALIA, to recover damages in excess of $12 million against CityFed resulting from CityFed's alleged violation of the Stipulation to maintain the net worth of City Federal.

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

SECOND RTC ACTION On April 26, 1993, the RTC, in its capacity as receiver for City Savings, filed the Second RTC Action in the N.J. Court against John W. Atherton, Jr., Gordon E. Allen, Alfred J. Hedden, Peter R. Kellogg, John Kean, Gilbert G. Roessner, George E. Mikula and James P. McTernan, all former directors and/or officers of City Federal. In its initial complaint in the Second RTC Action, the RTC sought to recover damages in excess of $130 million for alleged negligence, gross negligence and breach of fiduciary duties by the defendants in connection with the Grand Harbor and Woodfield loans. Although the

Second RTC Action was filed separately from the First RTC Action, the N.J. Court consolidated the two actions for administrative purposes.

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

On January 2, 1996, the FDIC filed a Third Amended Complaint ("Third Amended Complaint") in the Second RTC Action. The Third Amended Complaint alleges that the defendants in the Second RTC Action are liable for negligence as well as gross negligence and breach of fiduciary duty under federal common law. In all other respects, the Third Amended Complaint is identical to the Second Amended

Complaint. On February 14, 1996, some of the defendants in the Second RTC Action filed a motion to dismiss the Third Amended Complaint. The hearing on that motion that had been set for April 15, 1996, was postponed indefinitely in light of a number of settlements in the Second RTC Action.

CityFed is aware that all of the defendants in the Second RTC Action have settled with the RTC or FDIC or have been dismissed from the Second RTC Action. The settlement agreement for Victor Pelson includes a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, but only if the OTS and CityFed settle the administrative proceeding or final judgment is entered against CityFed in the proceeding. Mr. Pelson agreed to pay the RTC $650,000 to settle the Second RTC Action. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner include (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments agreed to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, are $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $250,000 for Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner ("Roessner Credit") as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they made to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action, and Mr. Kellogg agreed to pay $3,000,000. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments.

For further information regarding indemnification claims against CityFed, see "Indemnification Claims" below.

INDEMNIFICATION CLAIMS The Bylaws of CityFed, INTER ALIA, obligate CityFed to indemnify, to the fullest extent authorized by the Delaware General Corporation Law, any person who is made or threatened to be made a party to or becomes involved in an action by reason of the fact that he or she is or was an employee of CityFed or one of its subsidiaries, and to pay on his or her behalf expenses incurred in defending such an action prior to the final disposition of such action; provided that expenses incurred by an officer or director may be paid in advance only if such person delivers an undertaking to CityFed to repay such amounts if it ultimately is determined that the person is not entitled to be indemnified under CityFed's Bylaws and the Delaware General Corporation Law. These undertakings are generally not secured. Consequently, CityFed may become obligated to indemnify such persons for their expenses incurred in connection with any such action and to advance legal expenses incurred by such persons prior to the final disposition of any such action. In addition to any amounts paid on behalf of such person for expenses incurred in connection with such an action, CityFed may also have further indemnification responsibilities to the extent damages are assessed against such a person.

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

Through December 31, 1998, CityFed received but has not paid bills totaling $4,300,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

RIDDER ACTION On or about April 19, 1993, Willem Ridder, John Hurst, Lyndon Merkle and Gregory DeVany, former employees of City Collateral and Financial Services, Inc., a subsidiary of City Federal, commenced the Ridder Action by filing a complaint against CityFed in the N.J. Court. (A substantially similar complaint was previously filed in the United States District Court for the

Northern District of California. CityFed challenged jurisdiction and the plaintiffs voluntarily dismissed that action. The complaint was thereafter refiled in New Jersey.) The plaintiffs seek advancement and indemnification of their legal costs and expenses incurred in conjunction with an action brought against them by the RTC in the N.J. Court, RESOLUTION TRUST CORPORATION V. FIDELITY AND DEPOSIT COMPANY, ET AL., Civil Action No. 92-1003 (D.N.J.) ("F&D Action"), plus damages in an unspecified amount for physical and emotional distress, oppression, fraud and malice. The complaint in the Ridder Action does not include a request for a sum certain. On June 7, 1993, CityFed filed its answer to the complaint, denying that plaintiffs are entitled to any recovery. Although certain of the parties have exchanged documents, formal discovery has not yet commenced in the Ridder Action. However, plaintiffs filed a motion for summary judgment or, in the alternative, for a preliminary injunction as to their claims for advancement of expenses and indemnification.

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

On May 14, 1998, the Ridder Plaintiffs filed a motion asking the N.J. Court to issue a writ of execution. They apparently intended to use the writ of execution to try to levy on the CityFed assets being held in escrow. CityFed opposed this motion, and filed a cross-motion to stay any further proceeding in the N.J. Court pending a resolution of the administrative proceedings, a lifting of the Temporary Order, or approval by the OTS to make the payments. The OTS also sought leave of the N.J. Court to file a brief as amicus curiae in opposition to the Ridder Plaintiffs' motion. At a hearing on June 29, 1998, the N.J. Court denied the OTS motion for leave to file as amicus curiae. On July 28, 1998, the N.J. Court denied the Ridder Plaintiffs' motion for a writ of execution but said they could refile the motion upon completion of the administrative proceeding by the OTS against CityFed, or upon decision by the U.S. Court of Appeals for the District of Columbia in an action brought by the Ridder Plaintiffs directly against OTS seeking to force OTS to permit the payments. The U.S. District Court for the District of Columbia had ruled against the Ridder Plaintiffs in that case, stating that it lacked jurisdiction to grant the relief sought, and the Ridder Plaintiffs had appealed that ruling. On July 17, 1998, the U.S. Court of Appeals for the District of Columbia affirmed the District Court's holding that it lacked jurisdiction to grant the relief sought (a petition to the U.S. Supreme Court for a writ of certiorari was denied). Following this decision by the DC Circuit, the N.J. Court denied the Ridder Plaintiffs' motion for a writ of execution, holding that it too lacked jurisdiction to grant relief that would interfere with the operation of the Temporary Order. The N.J. Court stayed any further proceedings in the case pending conclusion of the OTS administrative action or a lifting of the Temporary Order. The Ridder Plaintiffs have appealed this decision of the N.J. Court to the U.S. Court of Appeals for the Third Circuit.

As of December 31, 1998, CityFed included approximately $804,000 in its contingency reserve relating to the Ridder Action.

The Ridder Plaintiffs have agreed with the FDIC to settle the F&D Action. In the settlement, the Ridder Plaintiffs will pay the FDIC $65,000, and the F&D Action will be dismissed. As a result, there is no longer any prospect that the Ridder Plaintiffs will suffer irreparable harm because of alleged inability to pay for their legal defense in the F&D Action. Consequently, there would appear to be no further basis on which a court could enter an injunction requiring CityFed to advance counsel fees and expenses to the Ridder Plaintiffs. Should the Ridder Plaintiffs request indemnification for the amount they paid to the FDIC or for legal fees and expenses incurred in the defense of the FDIC action, the merits of their request will be evaluated under CityFed's indemnification policy and under applicable law.

"SUPERVISORY GOODWILL" ACTION On August 7, 1995, CityFed, acting in its own right and as shareholder of City Federal, filed a civil action in the United States Court of Federal Claims seeking damages for loss of "supervisory goodwill." The action is captioned CITYFED FINANCIAL CORP., IN ITS OWN RIGHT AND IN ITS CAPACITY AS SHAREHOLDER OF CITY FEDERAL SAVING BANK, BEDMINSTER, NEW JERSEY V. UNITED STATES OF AMERICA, No. 95-508c. CityFed filed this action under the rule of the Court of Federal Claims that permits the filing of a "Preliminary Complaint" when a plaintiff lacks access to information necessary to fully state its claim. CityFed believes that, as of December 7, 1989, City Federal had substantial amounts of supervisory goodwill on its books as a result of various acquisitions by City Federal of troubled depository institutions before that date, but without access to the records of City Federal, CityFed is unable to state in detail the nature or amount of its goodwill claim. CityFed's goodwill suit was stayed (as were all Court of Federal Claims supervisory goodwill cases) pending the United States Supreme Court's review of the decision of the United States Court of Appeals for the Federal Circuit in another supervisory goodwill case, WINSTAR CORP. V. UNITED STATES, 64 F. 3d 1531 (Fed. Cir. 1995) ("Winstar"). On July 1, 1996, the United States Supreme Court affirmed the decision of the Federal Circuit in the Winstar case, holding that the loss of supervisory goodwill and capital credits as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 constituted breaches of contract with the three institutions involved in that consolidated appeal. The United States Supreme Court remanded those cases to the United States Court of Federal Claims for a determination of damages.

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

Chief Judge Loren Smith of the Court of Federal Claims has established a procedure for deciding "common issues" which cut across multiple supervisory goodwill cases. One such issue deals with the right of investors and holding companies to assert claims as a result of supervisory goodwill on the books of depository institutions in which they have as ownership interest. Judge Smith's decision on this issue may affect the Company's right to assert a claim for the loss of supervisory goodwill on the books of City Federal.

CLAIM OF A FORMER DIRECTOR AND OFFICER As a result of the receivership of City Federal, City Federal failed to pay Gilbert G. Roessner, a former director and officer of CityFed, the amounts owed to him under various deferred compensation arrangements City Federal had with him. He claims that CityFed is responsible for this amount (approximately $1.1 million as of November 1, 1989). On April 30, 1991, special counsel to the Compensation Committee of CityFed's Board of Directors recommended to the full Board that no payments be made to Mr. Roessner currently, but that the Board keep Mr. Roessner's claim under advisement, to be reconsidered in light of then existing circumstances and any additional evidence provided by Mr. Roessner in support of his claim. The full Board of Directors received the report of special counsel to the Compensation Committee.

Pursuant to Mr. Roessner's settlement with the RTC as discussed under "Second RTC Action" above, CityFed believes Mr. Roessner's current deferred compensation claim is in the amount of $169,365.60 plus accrued interest thereon, if any.

INDEMNIFICATION CLAIMS RELATING TO DEFERRED COMPENSATION PLANS In September 1990, the RTC, as receiver for City Federal (and the new Federal mutual savings bank created to acquire all of the deposits and substantially all of the assets and indebtedness of City Federal), caused an action to be filed in the N.J. Court seeking the return of approximately $3.1 million (since reduced to $1.9 million) in deferred compensation paid by City Federal to certain officers, directors and employees of City Federal, some of whom are or were also officers, directors or employees of CityFed. Pursuant to the Delaware General Corporation Law and the Bylaws of CityFed, CityFed paid the defendants' legal fees in connection with their defense of the litigation.

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

TAX LIABILITIES CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed for its tax years 1991 through 1997. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

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

Under the terms of the 1940 Act Order, CityFed may not purchase or otherwise acquire any additional securities other than securities that are rated investment grade or higher by a nationally recognized statistical rating organization or, if unrated, deemed to be of comparable quality under guidelines approved by CityFed's Board of Directors, subject to two exceptions:

            (a) CityFed may make an equity investment in issuers that are not investment companies as defined in Section 3(a) of the 1940 Act (including issuers that are not investment companies because they are covered by a specific exclusion from the definition of investment company under Section 3(c) of the 1940 Act other than Section 3(c)(1) and 3(c)(7)) in connection with the possible acquisition of an operating business as evidenced by a resolution approved by CityFed's Board of Directors; and

            (b) CityFed may invest in one or more money market mutual funds that limit their investments to "Eligible Securities" within the meaning of Rule 2a-7(a)(10) promulgated under the 1940 Act.

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



      1990          First Quarter    Second Quarter    Third Quarter       Fourth Quarter
                    -------------    --------------    -------------       --------------
Common Stock        1/8 - 1/32       1/8 - 1/32 (1)     .01(1)             (1)
Series B Stock      3/8 -1/4         7/16 -1/4  (2)     (2)                .05 -.05 (3)
Series C            1/32 - 1/16 (5)  .02 - .02          .02 - .005         .01 -.01
Stock(3)

      1991          First Quarter    Second Quarter    Third Quarter       Fourth Quarter
                    -------------    --------------    -------------       --------------
Common Stock        (1)              (1)               (1)                 (1)
Series B Stock      .05-.20 (3)(4)   (2)               (2)                 (2)
Series C Stock      .10 (5)          .10 (5)           .10 (5)             .10 (5)



      1992          First Quarter    Second Quarter    Third Quarter       Fourth Quarter
                    -------------    --------------    -------------       --------------
Common Stock        (1)              (1)               (1)                 (1)
Series B Stock      (2)              (2)               (2)                 (2)
Series C Stock      .10 (5)          .10 (5)           .10 (5)             (7)

      1993          First Quarter    Second Quarter    Third Quarter       Fourth Quarter
                    -------------    --------------    -------------       --------------
Common Stock        (1)              (1)                (1)                (1)
Series B Stock      (2)              (2)                (2)                (2)
Series C Stock      (7)              .11 (5)(7)         .11 (5)            .11 (5)

      1994          First Quarter    Second Quarter    Third Quarter       Fourth Quarter
                    -------------    --------------    -------------       --------------
Common Stock        (1)              (1)               (1)                 (1)
Series B Stock      (2)              (2)               (2)                 (2)
Series C Stock      .11 (5)          .11 (5)           .11 (5)             .11 (5)

      1995          First Quarter    Second Quarter    Third Quarter       Fourth Quarter
                    -------------    --------------    -------------       --------------
Common Stock        (1)              (1)               (1)                 (1)
Series B Stock      (2)              (2)               (2)                 (2)
Series C Stock      .11 (5)          .11 (5)           .11 (5)             .01 -.01

      1996          First Quarter(8) Second Quarter    Third Quarter       Fourth Quarter
                    ---------------- --------------    -------------       --------------

Common Stock        (1)              (1)               (1)                 .50-.50 (9)
Series B Stock      (2)              (2)               (2)                 (2)
Series C Stock      .51-.51 (5)      .01-.01           .01-.01             .01-.01

      1997          First Quarter    Second Quarter    Third Quarter       Fourth Quarter
                    -------------    --------------    -------------       --------------
Common Stock        (1)              (1)               (1)                 (1)
Series B Stock      (2)              (2)               (2)                 (2)
Series C Stock      .10-.10 (5)      .10-.10 (5)       .10-.10 (5)         .10-.10 (5)

      1998          First Quarter    Second Quarter    Third Quarter       Fourth Quarter
                    -------------    --------------    -------------       --------------
Common Stock        (1)              (1)               (1)                 (1)
Series B Stock      (11)             (11)              .05-.05 (10)        .05-.05 (10)
Series C Stock      .10-.10 (5)      .10-.10 (5)       .10-.10 (5)         .10-.10 (5)


-------------------

(1) No sales prices or bid or asked quotations are available after May 30, 1990, except for the bid price of $0.01 on August 13, 1990. and the price noted in footnote 9.
(2) No sales prices are available after May 29, 1990. No bid or asked quotations are available between May 31, 1990 and September 28, 1990 or after March 18, 1991.

(3) The high and low bid prices reported were supplied by the National Quotation Bureau.
(4)   The last available bid and asked prices were on March 18, 1991.
(5)   Asked price only supplied by National Quotation Bureau.
(6)   No bid or asked prices are available between February 6 and March 30, 1990
(7) No bid or asked prices are available between October 1, 1992 and June 21, 1993.
(8)   Excludes January 8, 1996.
(9) Although the bid prices shown are as reported by the National Quotation Bureau, they appear to be in error.
(10)  Bid price only supplied by National Quotation Bureau.
(11)  No bid or asked price reported by National Quotation Bureau.

The approximate number of holders of record of Common Stock as of February 28, 1999 was 9,800.

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

Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of December 31, 1998, the aggregate deficiency on the Series B Stock was $50,650,057 and the aggregate deficiency on the Series C Stock was $31,376,900.

CityFed does not anticipate being able to pay any dividends on its Series B Stock, its Series C Stock or its Common Stock for the foreseeable future. CityFed has not paid any dividends on its Common Stock since the second quarter of 1989.

CityFed has not sold any securities without registering such sales under the Securities Act of 1933 during 1996, 1996, 1997 or 1998.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, CityFed had $9,655,000 in assets, $11,059,000 in total liabilities and ($1,404,000) in stockholders' equity compared to $9,433,000 in assets, $11,142,000 in total liabilities and ($1,709,000) in stockholders' equity at December 31, 1997. However, as discussed in Note 8 to CityFed's financial statements and under Item 1., "Description of Business - Potential Obligations of CityFed," a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims. See Item 1., "Description of Business - Current Activities."

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

During the period from 1990 through 1998, CityFed maintained reserves for CityFed's pending litigation expenses that, at December 31, 1998, were $6,615,000. The provision for the reserves is included in the loss from discontinued operations in the financial statements. No addition was added to the reserves for the twelve months ended December 31, 1998 and charges in the amount of $85,000 were made against the reserves during this same period.

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

CityFed currently derives its income by investing its assets in money market instruments with a maturity of one year or less. See Item 1., "Description of Business - Current Activities" for a description of CityFed's current investment policy. At December 31, 1998, CityFed had invested $9,453,000.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

CityFed recorded income of $305,000 from continuing operations for the year ended December 31, 1998 compared to a net income from continuing operations of $276,000 for the year ended December 31, 1997. CityFed had no loss from discontinued operations in 1998 or 1997.

CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve now also includes $804,000 relating to the Ridder Action. See Item 1., "Description of Business - Potential Obligations of CityFed - Ridder Action." CityFed's 1998 and 1997 results of operations reflect no additional provisions to the loss from discontinued operations. The contingency reserve decreased from $6,700,000 at December 31, 1997 to $6,615,000 at December 31, 1998.

Interest on investments was $542,000 for the year ended December 31, 1998 compared to $535,000 for the year ended December 31, 1997 due to the slightly higher level of invested funds during 1998.

Operating expenses of $237,000 for the year ended December 31, 1998 were less than the $259,000 level for the year ended December 31, 1997. This occurred primarily as a result of the lower levels of professional services expenses, and state taxes included in other operating expenses, which decreased from $102,000 for the year ended December 31, 1997 to $80,000 for the year ended December 31, 1998.

The basic loss per share from continuing operations of $0.45 and $0.45 for the years ended December 31, 1998 and 1997, respectively, is after the deduction of unpaid preferred dividends of $8,636,000 in 1997 and $8,634,000 in 1998. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly. There was no basic loss per share from discontinued operations for the years ended December 31, 1998 and 1997, leaving the total basic loss per share for those periods at $0.45 for both years.

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

ITEM 7. FINANCIAL STATEMENTS.

Deloitte & Touche                       Deloitte & Touche LLP
                                        Two Hilton Court
                                        P.O. Box 319
INDEPENDENT AUDITORS' REPORT            Parsippany, New Jersey  07054-0319
                                        Telephone: (973) 683-7000
The Board of Directors of               Facsimile: (973) 683-7459
CityFed Financial Corp.:

We have audited the accompanying statements of financial condition of CityFed Financial Corp. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

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

/s/ Deloitte & Touche LLP

March 29, 1999

---------------
Deloitte Touche
Tohmatsu
---------------

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1998 AND 1997
================================================================================
(DOLLARS IN THOUSANDS)
                                                        1998        1997
                                                        ----        ----
ASSETS
------


CASH                                                $     48    $     66

INVESTMENT SECURITIES AT AMORTIZED COST
   (Market Value $9,460 in 1998 and $9,211 in          9,453       9,204
   1997) (Note 3)

OTHER ASSETS                                             154         163
                                                    --------    --------


TOTAL ASSETS                                        $  9,655    $  9,433
                                                    ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


LIABILITIES:

  Contingency reserve (Notes 2 and 8)               $  6,615    $  6,700

  Other liabilities                                    4,444       4,442
                                                    --------    --------


           Total liabilities                          11,059      11,142
                                                    --------    --------


COMMITMENTS AND CONTINGENCIES (Note 8)


STOCKHOLDERS' EQUITY (Notes 5 and 6):

   Preferred stock, 30,000,000 shares authorized:
     $2.10 cumulative convertible, Series B, $25
          par value, issued and outstanding:
          2,538,850 in 1998 and 2,539,400 in 1997     63,471      63,485

     Series C Junior, cumulative, $.01 par value,
          liquidation preference $3.00 per share,
          shares issued and outstanding: 8,257,079        82          82
          in 1998 and 1997

   Common stock, $.01 par value, 100,000,000
      shares authorized, issued:  18,914,609 in
      1998 and 18,913,646 in 1997, outstanding:
      18,715,609 in 1998 and 18,714,646 in 1997          188         188

   Additional paid-in capital                        108,868     108,854

   Accumulated deficit                              (173,013)   (173,318)

   Treasury stock (199,000 shares of common stock)    (1,000)     (1,000)
                                                     --------   ---------


      Total stockholders' equity (deficit)            (1,404)     (1,709)
                                                    --------    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 9,655      $ 9,433
                                                    ========      =======


See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
================================================================================
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             1998          1997         1996
                                             ----          ----         ----


INCOME:

    Interest on investments             $     542      $    535     $    478

    Other (Note 3)                              -             -           39
                                       ----------    ----------    ---------


        Total income                          542           535          517
                                       ----------    ----------    ---------


EXPENSES:

    Compensation and employee
    benefits                                  157          157           155

    Other operating expenses                   80          102           133
                                       ----------   ----------     ---------


        Total expenses                        237          259           288
                                       ----------   ----------     ---------


INCOME FROM CONTINUING
    OPERATIONS                                305          276           229


LOSS FROM DISCONTINUED
    OPERATIONS (Note 2)                         -            -        (4,350)
                                       ----------   ----------     ----------


NET INCOME (LOSS)                    $        305      $   276    $   (4,121)
                                       ==========   ==========     ==========


NET LOSS AVAILABLE FOR
  COMMON STOCKHOLDERS                $     (8,329)     $(8,360)   $  (12,757)

BASIC LOSS PER SHARE:

    From continuing operations       $      (0.45)     $ (0.45)   $    (0.45)

    From discontinued operations     $          -      $     -    $    (0.23)

    Net loss                         $      (0.45)     $ (0.45)   $    (0.68)


AVERAGE SHARES OUTSTANDING              18,715,416   18,714,646    18,714,646


DIVIDENDS PER COMMON SHARE                      -            -              -


See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
================================================================================
(DOLLARS IN THOUSANDS)


                                                     Additional
                         Preferred      Common         Paid-in        Accumulated    Treasury
                           Stock         Stock         Capital          Deficit        Stock        Total

                         --------------------------------------------------------------------------------


BALANCE,
  DECEMBER 31, 1995      $ 63,567       $  188        $ 108,854       $(169,473)     $(1,000)       $2,136


Net loss                        -            -                -          (4,121)           -       (4,121)
                         --------      -------         --------        ---------     -------      --------


BALANCE,
  DECEMBER 31, 1996        63,567          188          108,854        (173,594)     (1,000)       (1,985)
                         --------      -------        ---------       ----------    --------      --------


Net income                      -            -                -             276           -           276
                         --------      -------         --------       ---------     -------       -------


BALANCE,
  DECEMBER 31, 1997        63,567          188          108,854        (173,318)     (1,000)       (1,709)
                         --------      -------        ---------       ----------    --------      --------


Conversion of                 (14)           -               14               -           -             -
Preferred Stock

Net income                      -            -                -             305           -           305
                         --------      -------         --------       ---------     -------         -----


BALANCE,
  DECEMBER 31, 1998       $63,553        $ 188         $108,868       $(173,013)    $(1,000)      $(1,404)
                         ========       ======        =========      ===========    ========      ========


See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
================================================================================
(DOLLARS IN THOUSANDS)

                                                  1998        1997       1996
                                                  ----        ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:

    Interest received                            $ 511       $ 397      $ 439

    Operating expenses                            (309)       (261)      (367)

    Other income                                     -           -         39
                                                ------    --------    -------


    Net cash provided by operating activities      202         136        111
                                                ------    --------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Increase in investment securities             (218)       (155)       (36)

    Other - net                                     (2)          -         (4)
                                                ------    --------    -------


    Net cash used in investing activities         (220)       (155)       (40)
                                                ------    --------    -------


NET (DECREASE) INCREASE IN CASH                    (18)        (19)        71


CASH AT BEGINNING OF YEAR                           66          85         14
                                                ------    --------    -------


CASH AT END OF YEAR                              $  48      $   66      $  85
                                                ======    ========    =======


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

     Net income (loss)                           $ 305      $  276    $(4,121)

     Loss from discontinued operations                 -         -      4,350

     Contingency reserve payments                    (74)      (10)      (102)

     Accrued income and expense                      (29)     (130)       (16)
                                                 -------   -------     ------


NET CASH PROVIDED BY OPERATING ACTIVITIES          $ 202     $ 136      $ 111
                                                 =======   =======     ======


See notes to financial statements.

CITYFED FINANCIAL CORP.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Basis of Presentation - Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed"), was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision (the "OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations in the accompanying financial statements. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At December 31, 1998, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

Investment Securities - In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are those debt securities that CityFed has the intent and ability to hold to maturity and are reported at amortized cost. Due to the short term nature of CityFed's investment securities, all investment securities, both in 1998 and 1997, are classified as held to maturity and, therefore, all investment securities are stated at cost and adjusted for premiums and discounts, which are amortized using the straight-line method, which does not differ materially from the interest method.

Basic Loss Per Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This standard changes the previous standards for computing earnings per share (EPS).

As required by this statement, the Company computed basic loss per share by dividing net income, after consideration of payment of preferred dividends of $8,634,000 in 1998 and $8,636,000 in 1997 and 1996, by the weighted average number of common shares outstanding during each period.

2.   DISCONTINUED OPERATIONS

On December 7, 1989, the OTS declared City Federal insolvent and ordered it closed. The RTC was appointed receiver to handle all matters related to City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations. The Company has recognized losses from discontinued operations of City Federal only to the extent of its investment in and advances to the former subsidiary savings and loan (determined on a basis consistent with generally accepted accounting principles). At December 31, 1998 and 1997, the Company's statement of financial condition does not include any assets or liabilities of City Federal. However, as discussed in Note 8, there exists a claim asserting that the Company should assume certain liabilities of City Federal relating to deferred compensation arrangements with the Company's former Chairman.

The loss from discontinued operations for 1996 of $4,350,000 results from an increase in the contingency reserve (see Note 8). There was no loss from discontinued operations in 1997 and 1998.

3.   INVESTMENT SECURITIES

A summary of investment securities at December 31, 1998 and 1997, which are all due within one year, is as follows (dollars in thousands)

                                              1998

                               -------------------------------------------------
                               PRINCIPAL                 CARRYING     MARKET
                                 AMOUNT        COST        VALUE       VALUE


Corporate securities:

    Ford Motor Credit Co.        $1,300       $1,296      $ 1,299     $ 1,299

    Associates Corp. of NA          380          385          380         380

    JP Morgan & Co.               1,000        1,001        1,000       1,000

    Wachovia Bank of N. C.        1,500        1,505        1,501       1,502

    Bank of New York                500          499          500         500

    Minnesota Mining &
      Manufacturing Co.             500          502          501         501

    Merrill Lynch                   300          302          300         301

    International Bank for
      Reconstruction and
      Development                   500          509          503         504

    Bankers Trust Co.               400          400          400         401

    Merrill Lynch                   900          900          900         901

    Exxon Capital Corp.           1,000        1,008        1,005       1,006

    Pitney Bowes                    250          252          251         252

    Chase Manhattan Bank            500          502          501         501

CoreStates Bank, N.A.

    Money Market Funds              204          204          204         204

Accrued Interest                     --           --          208         208
                               --------    ---------   ----------   ---------

Total                            $9,234       $9,265      $ 9,453     $ 9,460
                               ========    =========   ==========   =========


                                              1997

                               -------------------------------------------------
                                PRINCIPAL                CARRYING     MARKET
                                 AMOUNT       COST        VALUE        VALUE

Corporate securities:

    Ford Motor Credit Co.        $  500    $    499      $   500     $    499

    Ford Motor Credit Co.         1,000         997          997          997

    Associates Corp. of NA          958         959          958          958

    Wal-Mart Stores, Inc.           500         499          500          500

    CIT Group Holdings              750         750          750          750

    Bankers Trust Co.             1,000       1,000        1,000        1,001

    Travelers Group Inc.            500         499          500          500

    Associates Corp. of NA          250         250          250          250

    NBD Bank N.A.                 1,000       1,004        1,003        1,004

    Associates Corp. of NA          500         506          502          503

    Merrill Lynch                 1,000         959          974          978

    Bankers Trust Co.             1,000       1,000        1,000        1,001

CoreStates Bank, N.A.

    Money Market Funds               93          93           93           93

Accrued Interest                     --          --          177          177
                               --------   ---------   ----------    ---------

Total                           $ 9,051    $  9,015      $ 9,204     $  9,211
                              =========   =========   ==========   ==========

In 1994, CityFed transferred substantially all of its investment securities to CoreStates Bank, N.A. ("CoreStates") for deposit into an escrow account to be maintained by CoreStates. Certain restrictions exist under the related escrow agreement (see Note 8 "Temporary Order to Cease and Desist").

During 1986, CityFed invested, as a limited partner, in the limited partnership of CX Partners, L.P., formerly known as Ivan F. Boesky & Company, L.P. ("CX"), the assets of which are now being administered by a liquidating trustee. This limited partnership investment was carried at its net realizable value during 1989. In December 1989, CityFed, along with other limited partners of the limited partnership and others, entered into an agreement concerning the distribution of certain assets of the limited partnership. In January 1990, CityFed received an amount from the limited partnership equal to its initial investment in the limited partnership ($5,017,000). CityFed subsequently received further distributions, including a distribution of $38,000 in 1996 which is included in other income. In March 1995, CityFed also received $16,682 representing its interest in the amount allocated to the CX-related claims in the Milken Global Settlement. Because of the uncertainty regarding future payments, CityFed is treating them on a cash basis for financial reporting purposes. CityFed is obligated to return all amounts received from the limited partnership to the extent that claims of creditors of the limited partnership cannot be satisfied out of the limited partnership's remaining assets. Based upon consultation with counsel to the limited partnership, CityFed is not aware of any pending or threatened claims that could not be expected to be satisfied out of the limited partnership's remaining assets.

4.   INCOME TAXES

The Company was the parent company of an affiliated group of corporations that filed consolidated income tax returns. On December 7, 1989, the OTS appointed the RTC as receiver for City Federal. A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created by the OTS. City Savings acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed's liability for Federal income taxes for the tax years through 1990 were calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institution created by the OTS to acquire the assets and liabilities of City Federal. For its tax years 1991 through 1997, CityFed has filed its Federal income tax returns on a separate Company basis, which excludes City Federal and the successor institution. (See Note 8).

At December 31, 1998, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $21,043,000 that expire in various years through 2010. Operating loss carryforwards for New Jersey, Massachusetts and Florida state tax purposes, which expire in various years through 2009, were approximately $2,779,000, $1,370,000 and $993,000, respectively, at December 31, 1998.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards. The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 1998 and 1997 are as follows:

                                                  1998             1997

    Deferred tax assets:

         Operating loss carryforwards      $   7,439,331     $   8,810,432

         Contingency reserve                   4,423,600         4,464,364
                                           -------------     -------------


    Total deferred tax assets                 11,862,931        13,274,796
                                           -------------     -------------


    Deferred tax liabilities:

         Fixed asset depreciation                      -                 -
                                           -------------       -----------


    Total deferred tax liabilities                     -                 -
                                           -------------       -----------


    Net deferred tax asset before
    valuation allowance                       11,862,931        13,274,796


    Valuation allowance                       11,862,931        13,274,796
                                           -------------     -------------


    Net deferred tax asset                   $         -     $           -
                                           =============     =============


There was a $1,411,865 and a $1,423,000 decrease in the valuation allowance for the years ended December 31, 1998 and 1997, respectively.

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

The Company suspended dividend payments in July of 1989. At December 31, 1998, cumulative unpaid dividends totaled $50.7 million ($19.95 per share) and $31.4 million ($3.80 per share) for the Series B and C preferred stock, respectively.

6.   STOCK OPTION AND DEFERRED COMPENSATION PLANS

The Company had a stock option plan (the "Plan"), which was terminated in 1990, that called for 1,910,000 shares of common stock to be reserved for issuance pursuant to options that may be granted under the Plan. Under the terms of the Plan, options were granted at not less than the fair market value of the shares at the date of grant, and could not have a maximum term of more than ten years. Options were exercisable to such extent and at such time during the term thereof as determined by the Board of Directors at the date of the grant. As of December 31, 1998, no options remained outstanding.

City Federal maintained a Deferral Agreement Deferred Compensation Plan pursuant to which it administered a deferral agreement with the Company's former Chairman, Gilbert G. Roessner. Under this plan, Mr. Roessner could convert deferred compensation into stock units, each stock unit representing one hypothetical share of the Company's common stock. The conversion price was based on the fair market value of the common stock. Unless otherwise elected, the stock units were payable in monthly installments after termination of service. Distributions were in the form of shares of common stock or, in certain circumstances, cash. Each stock unit outstanding at August 5, 1985 represented one hypothetical share of common stock and 0.592 shares of Series C Junior Preferred Stock. As a result of the receivership of City Federal, the Company no longer receives funds from City Federal in connection with the distribution to Mr. Roessner of common stock under the plan. Accordingly, the Company has not included the stock units that may be issued under this plan in its 1998, 1997 and 1996 net loss per share calculations. See Note 8 for claim of Mr. Roessner against the Company relating to this plan and other deferred compensation arrangements for which the Company has not recorded a liability in the accompanying financial statements.

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

                                                                  Deferred
                                                                Compensation
                                         Stock        Per          Balance
                                         Units       Share         (000's)

 Balance, December 31, 1998,
 1997 and 1996                           159,869    $  4.472      $   715
                                    ============  ==========   ==========


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

8.   COMMITMENTS AND CONTINGENCIES

NOTICE OF CHARGES AND HEARING FOR CEASE AND DESIST ORDER TO DIRECT RESTITUTION AND OTHER APPROPRIATE RELIEF AND NOTICE OF ASSESSMENT OF CIVIL MONEY PENALTIES On June 2, 1994, the OTS issued a Notice of Charges and Hearing for Cease and Desist Order to Direct Restitution and Other Appropriate Relief and Notice of Assessment of Civil Money Penalties ("Notice of Charges") against CityFed and against Gordon E. Allen, John W. Atherton, Jr., Edwin M. Halkyard, Alfred J. Hedden, Peter R. Kellogg, William A. Liffers and Gilbert G. Roessner ("Respondents"), who are current or former directors and, in some cases, officers of CityFed and of CityFed's former subsidiary, City Federal.

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

TEMPORARY ORDER TO CEASE AND DESIST Also on June 2, 1994, the OTS issued a Temporary Order to Cease and Desist ("Temporary Order") against CityFed. The Temporary Order required CityFed to post, by 12:00 noon on the seventh calendar day following service of the Temporary Order, $9,000,000 as security for the payment of the amount of restitution and reimbursement sought by the OTS in its Notice of Charges. As CityFed's total assets were $9.1 million on June 30, 1994, the amount sought by the OTS represented substantially all of the assets of CityFed.

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

FIRST RTC ACTION On December 7, 1992, the RTC, in its capacity as receiver for City Savings, and the RTC, in its corporate capacity, filed the First RTC Action in the N.J. Court against CityFed and against two former officers of City Federal. In its complaint in the First RTC Action, the RTC, in its corporate capacity, sought, INTER ALIA, to recover damages in excess of $12 million against CityFed resulting from CityFed's alleged violation of the Stipulation to maintain the net worth of City Federal.

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

SECOND RTC ACTION On April 26, 1993, the RTC, in its capacity as receiver for City Savings, filed the Second RTC Action in the N.J. Court against John W. Atherton, Jr., Gordon E. Allen, Alfred J. Hedden, Peter R. Kellogg, John Kean, Gilbert G. Roessner, George E. Mikula and James P. McTernan, all former directors and/or officers of City Federal. In its initial complaint in the Second RTC Action, the RTC sought to recover damages in excess of $130 million for alleged negligence, gross negligence and breach of fiduciary duties by the defendants in connection with the Grand Harbor and Woodfield loans. Although the Second RTC Action was filed separately from the First RTC Action, the N.J. Court consolidated the two actions for administrative purposes.

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

On January 2, 1996, the FDIC filed a Third Amended Complaint ("Third Amended Complaint") in the Second RTC Action. The Third Amended Complaint alleges that the defendants in the Second RTC Action are liable for negligence as well as gross negligence and breach of fiduciary duty under federal common law. In all other respects, the Third Amended Complaint is identical to the Second Amended Complaint. On February 14, 1996, some of the defendants in the Second RTC Action filed a motion to dismiss the Third Amended Complaint. The hearing on that motion that had been set for April 15, 1996, was postponed indefinitely in light of a number of settlements in the Second RTC Action.

CityFed is aware that all of the defendants in the Second RTC Action have settled with the RTC or FDIC or have been dismissed from the Second RTC Action. The settlement agreement for Victor Pelson includes a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, but only if the OTS and CityFed settle the administrative proceeding or final judgment is entered against CityFed in the proceeding. Mr. Pelson agreed to pay the RTC $650,000 to settle the Second RTC Action. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner include (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments agreed to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, are $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $250,000 for Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner ("Roessner Credit") as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they made to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action, and Mr. Kellogg agreed to pay $3,000,000. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments.

For further information regarding indemnification claims against CityFed, see "Indemnification Claims" below.

INDEMNIFICATION CLAIMS The Bylaws of CityFed, INTER ALIA, obligate CityFed to indemnify, to the fullest extent authorized by the Delaware General Corporation Law, any person who is made or threatened to be made a party to or becomes involved in an action by reason of the fact that he or she is or was an employee of CityFed or one of its subsidiaries, and to pay on his or her behalf expenses incurred in defending such an action prior to the final disposition of such action; provided that expenses incurred by an officer or director may be paid in advance only if such person delivers an undertaking to CityFed to repay such amounts if it ultimately is determined that the person is not entitled to be indemnified under CityFed's Bylaws and the Delaware General Corporation Law. These undertakings are generally not secured. Consequently, CityFed may become obligated to indemnify such persons for their expenses incurred in connection with any such action and to advance legal expenses incurred by such persons prior to the final disposition of any such action. In addition to any amounts paid on behalf of such person for expenses incurred in connection with such an action, CityFed may also have further indemnification responsibilities to the extent damages are assessed against such a person.

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

Through December 31, 1998, CityFed received but has not paid bills totaling $4,300,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

RIDDER ACTION On or about April 19, 1993, Willem Ridder, John Hurst, Lyndon Merkle and Gregory DeVany, former employees of City Collateral and Financial Services, Inc., a subsidiary of City Federal, commenced the Ridder Action by filing a complaint against CityFed in the N.J. Court. (A substantially similar complaint was previously filed in the United States District Court for the Northern District of California. CityFed challenged jurisdiction and the plaintiffs voluntarily dismissed that action. The complaint was thereafter refiled in New Jersey.) The plaintiffs seek advancement and indemnification of their legal costs and expenses incurred in conjunction with an action brought against them by the RTC in the N.J. Court, RESOLUTION TRUST CORPORATION V. FIDELITY AND DEPOSIT COMPANY, ET AL., Civil Action No. 92-1003 (D.N.J.) ("F&D Action"), plus damages in an unspecified amount for physical and emotional distress, oppression, fraud and malice. The complaint in the Ridder Action does not include a request for a sum certain. On June 7, 1993, CityFed filed its answer to the complaint, denying that plaintiffs are entitled to any recovery. Although certain of the parties have exchanged documents, formal discovery has not yet commenced in the Ridder Action. However, plaintiffs filed a motion for summary judgment or, in the alternative, for a preliminary injunction as to their claims for advancement of expenses and indemnification.

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

On May 14, 1998, the Ridder Plaintiffs filed a motion asking the N.J. Court to issue a writ of execution. They apparently intended to use the writ of execution to try to levy on the CityFed assets being held in escrow. CityFed opposed this motion, and filed a cross-motion to stay any further proceeding in the N.J. Court pending a resolution of the administrative proceedings, a lifting of the Temporary Order, or approval by the OTS to make the payments. The OTS also sought leave of the N.J. Court to file a brief as amicus curiae in opposition to the Ridder Plaintiffs' motion. At a hearing on June 29, 1998, the N.J. Court denied the OTS motion for leave to file as amicus curiae. On July 28, 1998, the N.J. Court denied the Ridder Plaintiffs' motion for a writ of execution but said they could refile the motion upon completion of the administrative proceeding by the OTS against CityFed, or upon decision by the U.S. Court of Appeals for the District of Columbia in an action brought by the Ridder Plaintiffs directly against OTS seeking to force OTS to permit the payments. The U.S. District Court for the District of Columbia had ruled against the Ridder Plaintiffs in that case, stating that it lacked jurisdiction to grant the relief sought, and the Ridder Plaintiffs had appealed that ruling. On July 17, 1998, the U.S. Court of Appeals for the District of Columbia affirmed the District Court's holding that it lacked jurisdiction to grant the relief sought (a petition to the U.S. Supreme Court for a writ of certiorari was denied). Following this decision by the DC Circuit, the N.J. Court denied the Ridder Plaintiffs' motion for a writ of execution, holding that it too lacked jurisdiction to grant relief that would interfere with the operation of the Temporary Order. The N.J. Court stayed any further proceedings in the case pending conclusion of the OTS administrative action or a lifting of the Temporary Order. The Ridder Plaintiffs have appealed this decision of the N.J. Court to the U.S. Court of Appeals for the Third Circuit.

As of December 31, 1998, CityFed included approximately $804,000 in its contingency reserve relating to the Ridder Action.

The Ridder Plaintiffs have agreed with the FDIC to settle the F&D Action. In the settlement, the Ridder Plaintiffs will pay the FDIC $65,000, and the F&D Action will be dismissed. As a result, there is no longer any prospect that the Ridder Plaintiffs will suffer irreparable harm because of alleged inability to pay for their legal defense in the F&D Action. Consequently, there would appear to be no further basis on which a court could enter an injunction requiring CityFed to advance counsel fees and expenses to the Ridder Plaintiffs. Should the Ridder Plaintiffs request indemnification for the amount they paid to the FDIC or for legal fees and expenses incurred in the defense of the FDIC action, the merits of their request will be evaluated under CityFed's indemnification policy and under applicable law.

"SUPERVISORY GOODWILL" Action On August 7, 1995, CityFed, acting in its own right and as shareholder of City Federal, filed a civil action in the United States Court of Federal Claims seeking damages for loss of "supervisory goodwill." The action is captioned CITYFED FINANCIAL CORP., IN ITS OWN RIGHT AND IN ITS CAPACITY AS SHAREHOLDER OF CITY FEDERAL SAVING BANK, BEDMINSTER, NEW JERSEY V. UNITED STATES OF AMERICA, No. 95-508c. CityFed filed this action under the rule of the Court of Federal Claims that permits the filing of a "Preliminary Complaint" when a plaintiff lacks access to information necessary to fully state its claim. CityFed believes that, as of December 7, 1989, City Federal had substantial amounts of supervisory goodwill on its books as a result of various acquisitions by City Federal of troubled depository institutions before that date, but without access to the records of City Federal, CityFed is unable to state in detail the nature or amount of its goodwill claim. CityFed's goodwill suit was stayed (as were all Court of Federal Claims supervisory goodwill cases) pending the United States Supreme Court's review of the decision of the United States Court of Appeals for the Federal Circuit in another supervisory goodwill case, WINSTAR CORP. V. UNITED STATES, 64 F. 3d 1531 (Fed. Cir. 1995) ("Winstar"). On July 1, 1996, the United States Supreme Court affirmed the decision of the Federal Circuit in the Winstar case, holding that the loss of supervisory goodwill and capital credits as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 constituted breaches of contract with the three institutions involved in that consolidated appeal. The United States Supreme Court remanded those cases to the United States Court of Federal Claims for a determination of damages.

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

Chief Judge Loren Smith of the Court of Federal Claims has established a procedure for deciding "common issues" which cut across multiple supervisory goodwill cases. One such issue deals with the right of investors and holding companies to assert claims as a result of supervisory goodwill on the books of depository institutions in which they have as ownership interest. Judge Smith's decision on this issue may affect the Company's right to assert a claim for the loss of supervisory goodwill on the books of City Federal.

CLAIM OF A FORMER DIRECTOR AND OFFICER As a result of the receivership of City Federal, City Federal failed to pay Gilbert G. Roessner, a former director and officer of CityFed, the amounts owed to him under various deferred compensation arrangements City Federal had with him. He claims that CityFed is responsible for this amount (approximately $1.1 million as of November 1, 1989). On April 30, 1991, special counsel to the Compensation Committee of CityFed's Board of

Directors recommended to the full Board that no payments be made to Mr. Roessner currently, but that the Board keep Mr. Roessner's claim under advisement, to be reconsidered in light of then existing circumstances and any additional evidence provided by Mr. Roessner in support of his claim. The full Board of Directors received the report of special counsel to the Compensation Committee.

Pursuant to Mr. Roessner's settlement with the RTC as discussed under "Second RTC Action" above, CityFed believes Mr. Roessner's current deferred compensation claim is in the amount of $169,365.60 plus accrued interest thereon, if any.

INDEMNIFICATION CLAIMS RELATING TO DEFERRED COMPENSATION PLANS In September 1990, the RTC, as receiver for City Federal (and the new Federal mutual savings bank created to acquire all of the deposits and substantially all of the assets and indebtedness of City Federal), caused an action to be filed in the N.J. Court seeking the return of approximately $3.1 million (since reduced to $1.9 million) in deferred compensation paid by City Federal to certain officers, directors and employees of City Federal, some of whom are or were also officers, directors or employees of CityFed. Pursuant to the Delaware General Corporation Law and the Bylaws of CityFed, CityFed paid the defendants' legal fees in connection with their defense of the litigation.

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

TAX LIABILITIES CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed for its tax years 1991 through 1997. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At December 31, 1998, the Company has a $6.6 million contingency reserve (see Note 2) representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:

       Balance - December 31, 1995                $  3,987,000


       Charges                                      (1,603,000)

       Provision                                     4,350,000
                                            ------------------


       Balance - December 31, 1996                   6,734,000


       Charges                                        (34,000)

       Provision                                             -
                                            ------------------

       Balance - December 31, 1997                   6,700,000
                                            ------------------


       Charges                                        (85,000)

       Provision                                             -
                                            ------------------

       Balance - December 31, 1998                $  6,615,000
                                            ==================



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

The current directors of CityFed are as follows:

                                   Positions Held                   Director
              Name                  With CityFed       Age (1)      Since (2)
              ----                 --------------      -------      ---------


  Class I-Term Expired 1994


  Gordon E. Allen                  Director               72           1984


  John W. Atherton, Jr.            Director,              55           1987
                                   Chairman,
                                   President, Chief
                                   Executive Officer
                                   and Treasurer



  Class II-Term Expired 1992


  Peter R. Kellogg                 Director               56           1984



  Class III-Term Expired 1993


  Edwin M. Halkyard                Director               64           1988



  Directors Elected by the
  Holders of Series B Stock


  Richard N. Morash                Director               56           1991

  Stephen L. Ranzini               Director               33           1991

----------------------------------

(1)   At January 31, 1999.
(2)   All directors serve until their successors have been elected and qualify.

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

Mr. Ranzini has been Chairman (since November 1997) and, since July 1988, President and Chief Executive Officer of University Bancorp Inc. (formerly known as Newberry Bancorp Inc.), the holding company for University Bank ("Bank"), formerly known as The Newberry State Bank, in Newberry, Michigan. Mr. Ranzini is also a director of University Bancorp, Inc. In November, 1994, he became the President of the Bank, in December 1995, he became Senior Vice President - Mortgage Banking of the Bank, in November 1997, he became President and Chief Executive Officer of the Bank, and, in January 1994, became a director of the Bank. Mr. Ranzini is also Director and Treasurer of Michigan BIDCO, a community development lending organization (May 1993 to present) and a Director of Municipal Bankers Corp., an investment company listed on the Toronto Stock Exchange (July 1997 to present).

EXECUTIVE OFFICERS

CityFed has no current executive officers, other than John W. Atherton, Jr. All executive officers are appointed annually by the Board and serve for one-year terms.

See Item 1., "Description of Business" concerning the receivership of City Federal.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of CityFed's knowledge, all directors, officers and more than 10% beneficial owners of CityFed have filed all reports on Forms 3, 4 and 5 required to be filed by them for the year ended December 31, 1998.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Mr. Atherton received an annual salary of $100,000 during 1998 and continues to be paid at the same rate in 1999. The Board approved an additional payment to him of $35,000 in December 1998.

CityFed does not have employment agreements with any of its officers.

The following table sets forth information concerning the compensation paid or accrued by CityFed for CityFed's one officer whose aggregate compensation exceeded $100,000 in 1998.

                                                  Annual Compensation
                                           -------------------------------------
   Name and Principal                                              Other Annual
   Position                        Year    Salary($)   Bonus($) Compensation ($)
   ---------------------------     ----    ---------   -------- ----------------

   John W. Atherton, Jr.           1998     100,000     35,000      15,922 (1)

   Chairman, Director,             1997     100,000     35,000      14,989 (1)

   President, Chief Executive      1996     100,000     35,000      13,871 (1)
   Officer and Treasurer

-------------------------------

(1) Represents amounts paid for Mr. Atherton's health insurance and for life insurance for which Mr. Atherton may designate the beneficiary.

DIRECTORS' COMPENSATION

Directors of CityFed receive a meeting fee of $1,000 for each meeting attended. The Board held four meetings during 1998. No remuneration is paid for telephone meetings. Directors of CityFed who are compensated as officers of CityFed do not receive separate compensation for service on the Board of Directors of CityFed.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Securities Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known to CityFed to own, or who may be deemed to own, beneficially more than five percent of any class of voting stock of CityFed (Common Stock, Series B Stock or Series C Stock) as of February 28, 1999. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the stock indicated. Information contained in the table is based on reports filed with or information otherwise supplied to CityFed by the listed beneficial owners.

                                        Number of Shares
                                          Beneficially           Percent
Name and Address of Beneficial Owner         Owned               of Class
------------------------------------    ----------------         --------

Lehigh Financial Corp.                   1,365,000(1)          7.29 percent of
950 Stuyvesant Avenue                                          the Common Stock
Union, New Jersey  07083


Glenn F. Woo                             1,776,435(2)          7.25 percent  of
10 Exchange Place                                              the Common  Stock
Jersey City, New Jersey  07302                                 and 5.09  percent
                                                               of  the  Series C
                                                               Stock


Joseph L. Ranzini                          445,800(3)          17.56 percent  of
209 East Portage Avenue                                        the Series B
Sault Ste. Marie, Michigan 49783                               Stock
     and
Stephen L. Ranzini
959 Maiden Lane
Ann Arbor, Michigan  48105


James R. Connacher                            452,550          1.59  percent  of
514 St. Clair Avenue East                                      the Common  Stock
Toronto, Ontario, Canada M4                                    and 6.12  percent
                                                               of  the Series  B
                                                               Stock


Frank A. Constantini                          452,550          1.59  percent  of
41 Glen Road                                                   the  Common Stock
Toronto, Ontario, Canada M4                                    and 6.12  percent
                                                               of  the Series  B
                                                               Stock


Peter T. Hyland                               450,050          1.59  percent  of
129 Oarfield Avenue                                            the  Common Stock
Toronto, Ontario, Canada M4                                    and 6.12  percent
                                                               of  the Series  B
                                                               Stock


Philadelphia Bourse, Inc.                   1,756,292          21.27  percent of
Suite 120                                                      the Series C
4601 Forbes Boulevard                                          Stock
Lanham, Maryland 20706-4313

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

SECURITIES OWNERSHIP OF MANAGEMENT

The following table sets forth information concerning the shares of Common Stock, Series C Stock and Series B Stock beneficially owned by each director of CityFed, and by all officers and directors as a group, as of February 28, 1999. Except as otherwise noted, each beneficial owner listed has sole investment and voting powers with respect to the stock indicated.

Common Stock
------------

                                      Number of Shares      Percent
  Name                               Beneficially Owned     of Class
  ----                               ------------------     --------

  Gordon E. Allen                          2,243                 (1)
  John W. Atherton, Jr.                   31,105 (2)             (1)
  Edwin M. Halkyard                        2,500 (3)             (1)
  Peter R. Kellogg                         8,824 (4)             (1)
  Richard N. Morash                       97,502                 (1)
  Stephen L. Ranzini                           0                   0


  All  Directors and Officers as         142,174 (2)             (1)
  a Group
  (6 Persons)

----------------------------

(1)  Less than 1.0%.
(2) Includes 19,169 shares held by Mr. Atherton's wife and 7,168 shares held in custodial accounts for Mr. Atherton's children with respect to which Mrs. Atherton is custodian.
(3)  Held jointly with Mr. Halkyard's wife.
(4)  Held by a trust of which Mr. Kellogg is trustee.

Series C Stock
--------------

                                      Number of Shares           Percent
  Name                               Beneficially Owned          of Class
  ----                               ------------------          --------

  Gordon E. Allen                            119                   (1)
  John W. Atherton, Jr.                    4,402 (2)               (1)
  Edwin M. Halkyard                            0                     0
  Peter R. Kellogg                       379,888 (3)              4.60
  Richard N. Morash                       49,511                   (1)
  Stephen L. Ranzini                           0                     0


  All  Directors and Officers as         433,920                  5.26
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

----------------------------

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

                                   CITYFED FINANCIAL CORP.


 Date: March 29, 1999             By:/s/ John W. Atherton, Jr.
                                      -------------------------

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

/s/ Gordon E. Allen                       March 17, 1999
--------------------------
Gordon E. Allen
Director

/s/ John W. Atherton, Jr.                 March 29, 1999
--------------------------
John W. Atherton, Jr.
Chairman, President, Chief Executive
Officer, Treasurer and
Director (Principal Executive,
Financial and Accounting Officer)

/s/ Edwin M. Halkyard                     March 17, 1999
--------------------------
Edwin M. Halkyard
Director

/s/ Peter R. Kellogg                      March 15, 1999
--------------------------
Peter R. Kellogg
Director

/s/ Richard N. Morash                     March 16, 1999
--------------------------
Richard N. Morash
Director

/s/ Stephen L. Ranzini                    March 22, 1999
--------------------------
Stephen L. Ranzini
Director

EXHIBIT INDEX

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

68