Form 10QSB
period 1999-03-31
CITYFED FINANCIAL CORP
filed 1999-05-14
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 0-13311

                             CityFed Financial Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                            22-2527684
 ---------------------------------------------     ------------------
 (State or other jurisdiction of incorporation        (IRS Employer
               or organization)                    Identification No.)

                    PO Box 3126, Nantucket, MA 02584
                 ---------------------------------------
                (Address of principal executive offices)

                                 (508) 228-2366
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 1999, the number of shares of outstanding common stock was 18,715,609.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL  CONDITION
March 31, 1999 and December 31, 1998
Dollars in Thousands)

                                                           March 31, 1999    December 31,
                                                           --------------    ------------
                                                             (Unaudited)        1998
                                                             -----------        ----

ASSETS
------

CASH                                                           $       25   $       48
INVESTMENT SECURITIES - At amortized cost
   (Market Value March 31, 1999, $9,465; and December 31,
   1998, $9,460)                                                    9,469        9,453
OTHER ASSETS                                                          155          154
                                                               ----------   ----------

TOTAL ASSETS                                                   $    9,649   $    9,655
                                                               ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Contingency reserve                                          $    6,603   $    6,615
  Other liabilities                                                 4,401        4,444
                                                               ----------   ----------

           Total liabilities                                       11,004       11,059
                                                               ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, 30,000,000 shares authorized:
      $2.10 cumulative convertible, Series B, $25 par value,
           issued and outstanding: 2,538,850 in 1999 and 1998      63,471       63,471
      Series C Junior, cumulative, $.01 par value,
           liquidation preference $3.00 per share, shares
           issued and outstanding: 8,257,079 in 1999 and 1998          82           82
   Common stock, $.01 par value, 100,000,000 shares
       authorized, issued:  18,914,609 in 1999 and 1998,
       outstanding: 18,715,609 in 1999 and 1998                       188          188
   Additional paid-in capital                                     108,868      108,868
   Accumulated deficit                                           (172,964)    (173,013)
   Treasury stock (199,000 shares of common stock)                 (1,000)      (1,000)
                                                               ----------   ----------

        Total stockholders' deficit                                (1,355)      (1,404)
                                                               ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   9,649    $   9,655
                                                                =========    =========


See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Three Months Ended March 31, 1999 and 1998
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                     Three Months Ended
                                                     ------------------
                                                          March 31,
                                                          ---------
                                                      1999          1998
                                                      ----          ----
INCOME:
  Interest on investments                           $    113     $    115
                                                    --------     --------

    Total income                                         113          115
                                                    --------     --------

EXPENSES:
  Compensation and employee benefits                      35           34
  Other operating expenses                                29           16
                                                    --------     --------

    Total expenses                                        64           50
                                                    --------     --------

INCOME FROM CONTINUING OPERATIONS                         49           65

LOSS FROM DISCONTINUED OPERATIONS                         -            -
                                                    --------     --------

NET INCOME                                          $     49     $     65
                                                    ========     ========


NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS          $ (2,110)     $(2,094)

BASIC LOSS PER SHARE:
  From continuing operations                        $  (0.11)     $ (0.11)
  From discontinued operations                      $     -       $    -
  Net loss                                          $  (0.11)     $ (0.11)

AVERAGE SHARES OUTSTANDING                        18,715,609   18,714,646

DIVIDENDS PER COMMON SHARE                                -            -

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS  OF CASH FLOWS
Three Months Ended March 31, 1999 and 1998
(Dollars in Thousands)
(Unaudited)

                                                                        Three Months Ended
                                                                        ------------------
                                                                             March 31,
                                                                             ---------

                                                                            1999         1998
                                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest received                                                   $   202      $    61
    Operating expenses                                                     (120)         (84)
                                                                        --------     --------

      Net cash provided by (used in) operating activities                    82          (23)
                                                                        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in investment securities                                      (105)         (13)
    Other - net                                                              -            (2)
                                                                        --------     --------

      Net cash used in investing activities                                (105)         (15)
                                                                        --------     --------

NET DECREASE IN CASH                                                        (23)         (38)

CASH AT BEGINNING OF PERIOD                                                  48           66
                                                                        --------     --------
CASH AT END OF PERIOD                                                   $    25      $    28
                                                                        ========     ========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
    Net income                                                          $    49      $    65
    Loss from discontinued operations                                        -            -
    Contingency reserve payments                                            (15)          (3)
    (Increase) decrease in accrued income and expense, net                   48          (85)
                                                                        --------     --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     $    82      $   (23)
                                                                        ========     ========

See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
MARCH 31, 1999 (UNAUDITED)

1. Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision ("OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At March 31, 1999, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

2. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 ("1998 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results and financial position for the periods presented.

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of the Company's preferred stock are cumulative. At March 31, 1999, dividends in arrears were $52.0 million and $32.2 million on the Company's Series B and Series C Stock, respectively.

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

      Through March 31, 1999, CityFed received but has not paid bills totaling $4,358,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

      As of March 31, 1999, CityFed included approximately $795,000 in its contingency reserve relating to the Ridder Action.

      The Ridder Plaintiffs have agreed with the FDIC to settle the F&D Action. In the settlement, the Ridder Plaintiffs will pay the FDIC $65,000, and the F&D Action will be dismissed. As a result, there is no longer any prospect that the Ridder Plaintiffs will suffer irreparable harm because of the alleged inability to pay for their legal defense in the F&D Action. Consequently, there would appear to be no further basis on which a court could enter an injunction requiring CityFed to advance counsel fees and expenses to the Ridder Plaintiffs. Should the Ridder Plaintiffs request indemnification for the amount they paid to the FDIC or for legal fees and expenses incurred in the defense of the F&D Action, the merits of their request will be evaluated under CityFed's indemnification policy and under applicable law. The Ridder Plaintiffs have filed with the District Court in New Jersey a motion for leave to file a "Supplemental Complaint" in which they purport to state a cause of action for indemnification. CityFed has opposed this motion.

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

      CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At March 31, 1999, the Company has a $6.6 million contingency reserve representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:

             Balance - December 31, 1998                  $6,615,000

             Charges                                          12,000
             Provision                                           -
                                                          ----------

             Balance - March 31, 1999                     $6,603,000
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

      Because City Federal was placed in receivership, CityFed's current interest in City Federal is a claim against the receivership estate for the proceeds, if any, of the receivership estate of City Federal that remain after all creditors, including the RTC, have been paid. Receipt of any payment for such claim is remote. For a fuller description of the receivership, see Item 1., "Business" in CityFed's 1998 Form 10-KSB.

      Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to CityFed's financial statements for the three months ended March 31, 1999. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one small office.

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

Liquidity and Capital Resources

      At March 31, 1999, CityFed had approximately $9,649,000 in assets, $11,004,000 in total liabilities and $1,355,000 in negative stockholders' equity. At December 31, 1998, CityFed had approximately $9,655,000 in assets, $11,059,000 in total liabilities and $1,404,000 in negative stockholders' equity. However, as discussed in Note 4 to CityFed's financial statements for the three months ended March 31, 1999 and under
      Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1998 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

      Under the terms of the 1940 Act Order, CityFed may not purchase or otherwise acquire any additional securities other than securities that are rated investment grade or higher by a nationally recognized statistical rating organization or, if unrated, deemed to be of comparable quality under guidelines approved by CityFed's Board of Directors, subject to two exceptions:

                  (a) CityFed may make an equity investment in issuers that are not investment companies as defined in Section 3(a) of the 1940 Act (including issuers that are not investment companies because they are covered by a specific exclusion from the definition of investment company under Section 3(c) of the 1940 Act other than Sections 3(c)(1) and 3(c)(7)) in connection with the possible acquisition of an operating business as evidenced by a resolution approved by CityFed's Board of Directors; and

                  (b) CityFed may invest in one or more money market mutual funds that limit their investments to "Eligible Securities" within the meaning of Rule 2a-7(a)(10) promulgated under the 1940 Act.

      The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains reserves for CityFed's pending litigation expenses, which, at March 31, 1999, were $6,603,000 and, at December 31, 1998, were $6,615,000.

      The litigation costs included in the reserves are difficult to project and will be affected by whether these matters are settled or whether the actions will proceed to trial. The reserves reflect expected costs to defend the claims up to, but not including, the costs of any trial-related expenses (except as described below). The reserves also do not include the costs of any settlements (other than negotiated settlements, including the settlements in the Second RTC Action) or adverse judgments, except that the contingency reserve now also includes amounts relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1998 Form 10-KSB for a description of the major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending litigation matters (but not any trial-related expenses or the costs of any other potential settlements or adverse judgments other than those relating to the Ridder Action and the Second RTC Action), no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

Results of Operations

      CityFed recorded income from continuing operations for the three months ended March 31, 1999 of $49,000. This compares to income from continuing operations in the amount of $65,000 for the three months ended March 31, 1998. No addition to the contingency reserve was made during the three months ended March 31, 1999 or 1998.

      Interest on investments was $113,000 for the three months ended March 31, 1999 compared to $115,000 for the three months ended March 31, 1998 due primarily to the lower level of interest rates. Total expenses of $64,000 for the three months ended March 31, 1999 were higher than the $50,000 for the same period in 1998 due to higher professional service fees.

      CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve now also includes $795,000 relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1998 Form 10-KSB for a description of the major claims that may give rise to expected future costs. No additional provisions to the loss from discontinued operations were made during the three months ended March 31, 1999. The contingency reserve was reduced by charges of $12,000 from $6,615,000 at December 31, 1998 to $6,603,000 at March 31, 1999.

      The basic net loss per share of $0.11 for the three months ended March 31, 1999, compares to $0.11 for the three months ended March 31, 1998. In both periods the basic net loss per share is after the deduction of unpaid preferred dividends of $2,159,000. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 4 to CityFed's financial statements for the three months ended March 31, 1999 for a description of currently pending litigation.

Item 2. Changes in Securities and Use of Proceeds.

      None

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

      Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of March 31, 1999, the aggregate deficiency on the Series B Stock was approximately $52.0 million and the aggregate deficiency on the Series C Stock was approximately $32.2 million.

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


                             CITYFED FINANCIAL CORP.

                                By: /s/ John W. Atherton, Jr.
                                    -----------------------------
                                    John W. Atherton, Jr.
                                    President, Chief Executive Officer
                                       and Treasurer (Principal Executive
                                       and Financial Officer)

Date:  May 14, 1999