Form 10QSB
period 1999-06-30
CITYFED FINANCIAL CORP
filed 1999-08-16
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 30, 1999, the number of shares of outstanding common stock was 18,715,609.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL  CONDITION
June 30, 1999 and December 31, 1998
(Dollars in Thousands)
                                                 JUNE 30, 1999     DECEMBER 31,
                                                  (UNAUDITED)          1998


ASSETS


CASH                                                $     37       $     48
INVESTMENT  SECURITIES - At amortized cost
 (Market Value June 30, 1999, $9,488;
   December 31, 1998, $9,460)                          9,517          9,453
OTHER ASSETS                                             155            154
                                                    --------       --------
TOTAL ASSETS                                        $  9,709       $  9,655
                                                    ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
  Contingency reserve                               $  6,587       $  6,615
  Other liabilities                                    4,421          4,444
                                                    --------       --------
           Total liabilities                          11,008         11,059
                                                    --------       --------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Preferred stock, 30,000,000 shares authorized:
     $2.10 cumulative convertible, Series B, $25.00
          par value, issued and outstanding:          63,471         63,471
          2,538,850 in 1999 and 1998
     Series C Junior, cumulative, $.01 par value,
          liquidation preference $3.00 per share,
          shares issued and outstanding: 8,257,079        82             82
          in 1999 and 1998
   Common stock, $.01 par value, 100,000,000
      shares authorized, issued:  18,914,609 in
      1999 and 1998, outstanding: 18,715,609 in          188            188
      1999 and 1998
   Additional paid-in capital                        108,868        108,868
   Accumulated deficit                              (172,908)      (173,013)
   Treasury stock (199,000 shares of common stock)    (1,000)        (1,000)
                                                    --------       --------
      Total stockholders' deficit                     (1,299)        (1,404)
                                                    --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  9,709       $  9,655
                                                    ========       ========


See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS  OF  OPERATIONS
Six Months Ended June 30, 1999 and 1998
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                              THREE MONTHS                 SIX MONTHS
                                                  ENDED                       ENDED
                                                JUNE 30,                    JUNE 30,

                                             1999        1998           1999         1998
                                             ----        ----           ----         ----
INCOME:

  Interest on investments                $    114    $    128       $    227     $    243
                                         --------    --------       --------     --------
   Total income                               114         128            227          243
                                         --------    --------       --------     --------


EXPENSES:

  Compensation and employee benefits           29          29             64           63
  Other operating expenses                     29          23             58           39
                                         --------    --------       --------     --------
   Total expenses                              58          52            122          102
                                         --------    --------       --------     --------


INCOME FROM CONTINUING OPERATIONS              56          76            105          141
LOSS FROM DISCONTINUED OPERATIONS               -           -              -            -
                                         --------    --------       --------     --------
NET INCOME                               $     56    $     76       $    105     $    141
                                         ========    ========       ========     ========


NET LOSS AVAILABLE FOR COMMON
  STOCKHOLDERS                           $ (2,103)   $ (2,083)      $ (4,212)    $ (4,176)


BASIC LOSS PER SHARE:
  From continuing operations             $  (0.11)   $  (0.11)      $  (0.23)    $  (0.22)
  From discontinued operations           $      -    $      -       $      -     $      -
  Net loss                               $  (0.11)   $  (0.11)      $  (0.23)    $  (0.22)

AVERAGE SHARES OUTSTANDING             18,715,609  18,715,609     18,715,609   18,715,288
DIVIDENDS PER COMMON SHARE                      -           -              -            -

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS Six Months Ended June 30, 1999 and 1998 (Dollars in Thousands) (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:

   Interest received                                    $    239     $    198
   Operating expenses                                       (174)        (139)
                                                        --------     --------
     Net cash provided by  operating activities               65           59
                                                        --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in investment securities                         (76)         (88)
   Other - net                                                 -           (2)
                                                        --------     --------
     Net cash used in investing activities                   (76)         (90)
                                                        --------     --------


NET DECREASE IN CASH                                         (11)         (31)
CASH AT BEGINNING OF PERIOD                                   48           66
                                                        --------     --------
CASH AT END OF PERIOD                                   $     37     $     35
                                                        ========     ========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:

   Net income                                           $    105     $    141
   Loss from discontinued operations                           -            -
   Contingency reserve payments                              (31)         (15)
   Decrease in accrued income and expense, net                (9)         (67)
                                                        --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $     65     $     59
                                                        ========     ========


See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED
JUNE 30, 1999 (UNAUDITED)

1. Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision ("OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At June 30, 1999, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of the Company's preferred stock are cumulative. At June 30, 1999, dividends in arrears were $53.3 million and $33.0 million on the Company's Series B and Series C Stock, respectively.

4.   COMMITMENTS AND CONTINGENCIES

     NOTICE OF CHARGES AND HEARING FOR CEASE AND DESIST ORDER TO DIRECT RESTITUTION AND OTHER APPROPRIATE RELIEF AND NOTICE OF ASSESSMENT OF CIVIL MONEY PENALTIES - On June 2, 1994, the OTS issued a Notice of Charges and Hearing for Cease and Desist Order to Direct Restitution and Other
     Appropriate Relief and Notice of Assessment of Civil Money Penalties ("Notice of Charges") against CityFed and against Gordon E. Allen, John W. Atherton, Jr., Edwin M. Halkyard, Alfred J. Hedden, Peter R. Kellogg, William A.Liffers and Gilbert G. Roessner ("Respondents"), who are current or former directors and, in some cases, officers of CityFed and of CityFed's former subsidiary, City Federal.

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

     Through June 30, 1999, CityFed received but has not paid bills totaling $4,368,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. Although CityFed has not paid these bills, it accrues the amounts billed under the caption "Other Liabilities" on its Statement of Financial Condition as the bills are received.

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

     The Ridder Plaintiffs have settled the F&D Action with the FDIC. In the settlement, the Ridder Plaintiffs paid the FDIC $65,000, and the F&D Action has been dismissed. As a result, there is no longer any prospect that the Ridder Plaintiffs will suffer irreparable harm because of the alleged inability to pay for their legal defense in the F&D Action. Consequently, there would appear to be no further basis on which a court could enter an injunction requiring CityFed to advance counsel fees and expenses to the Ridder Plaintiffs. Should the Ridder Plaintiffs request indemnification for the amount they paid to the FDIC or for legal fees and expenses incurred in the defense of the F&D Action, the merits of their request will be evaluated under CityFed's indemnification policy and under applicable law. The Ridder Plaintiffs have filed with the District Court in New Jersey a motion for leave to file a "Supplemental Complaint" in which they purport to state a cause of action for indemnification. CityFed has opposed this motion.

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

     CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At June 30, 1999, the Company has a $6.6 million contingency reserve representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:

             Balance - December 31, 1998                  $6,615,000


             Charges                                          28,000

             Provision                                             -
                                                          ----------

             Balance - June 30, 1999                      $6,587,000
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

     Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to CityFed's financial statements for the six months ended June 30, 1999. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one small office.

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

Liquidity and Capital Resources

     At June 30, 1999, CityFed had approximately $9,709,000 in assets, $11,008,000 in liabilities and $1,299,000 in negative stockholders' equity. At December 31, 1998, CityFed had approximately $9,655,000 in assets, $11,059,000 in liabilities and $1,404,000 in negative stockholders' equity. However, as discussed in Note 4 to CityFed's financial statements for the six months ended June 30, 1999 and under Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1998 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

     Under the terms of the 1940 Act Order, CityFed may not purchase or otherwise acquire any additional securities other than securities that are rated investment grade or higher by a nationally recognized statistical rating organization or, if unrated, deemed to be of comparable quality under guidelines approved by CityFed's Board of Directors, subject to two exceptions:

                  (a) CityFed may make an equity investment in issuers that are not investment companies as defined in Section 3(a) of the 1940 Act (including issuers that are not investment companies because they are covered by a specific exclusion from the definition of investment company under Section 3(c) of the 1940 Act other than Sections 3(c)(1) and 3(c)(7)) in connection with the possible acquisition of an operating business as evidenced by a resolution approved by CityFed's Board of Directors; and

                  (b) CityFed may invest in one or more money market mutual funds that limit their investments to "Eligible Securities" within the meaning of Rule 2a7(a)(10) promulgated under the 1940 Act.

     The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains reserves for CityFed's pending litigation expenses, which, at June 30, 1999, were $6,587,000 and, at December 31, 1998, were $6,615,000.

     The litigation costs included in the reserves are difficult to project and will be affected by whether these matters are settled or whether the actions will proceed to trial. The reserves reflect expected costs to defend the claims up to, but not including, the costs of any trial-related expenses (except as described below). The reserves also do not include the costs of any settlements (other than negotiated settlements, including the settlements in the Second RTC Action) or adverse judgments, except that the contingency reserve now also includes amounts relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1998 Form 10KSB for a description of the major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending litigation matters (but not any trial-related expenses or the costs of any other potential settlements or adverse judgments other than those relating to the Ridder Action and the Second RTC Action), no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

Results of Operations

     CityFed recorded income from continuing operations for the six months ended June 30, 1999 of $105,000. This compares to income from continuing operations in the amount of $141,000 for the six months ended June 30, 1998. No addition to the contingency reserve was made during the six months ended June 30, 1999 or 1998.

     CityFed recorded income from continuing operations for the three months ended June 30, 1999 of $56,000. This compares to an income from continuing operations in the amount of $76,000 for the three months ended June 30, 1998.

     Interest on investments was $227,000 for the six months ended June 30, 1999 compared to $243,000 for the six months ended June 30, 1998 due primarily to the slightly lower level of interest rates. Total expenses of $122,000 for the six months ended June 30, 1999 were higher than the $102,000 for the same period in 1998 due primarily to a higher level of professional service and escrow fees.

     Interest on investments was $114,000 for the three months ended June 30, 1999, compared to $128,000 for the three months ended June 30, 1998 due primarily to the slightly lower level of interest rates. Total expenses of $58,000 for the three months ended June 30, 1999 were more than the $52,000 for the same period in 1998 due primarily to the higher level of professional service and escrow fees.

     CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. The contingency reserve also includes an amount relating to the Ridder Action. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business -
     Potential Obligations of CityFed" in CityFed's 1998 Form 10KSB for a description of the major claims that may give rise to expected future costs. No additional provisions to the loss from discontinued operations were made during the six months ended June 30, 1999. The contingency reserve was reduced by charges of $28,000 from $6,615,000 at December 31, 1998 to $6,587,000 at June 30, 1999.

     The basic net loss per share of $0.11 and $0.23 for the three and six months ended June 30, 1999, respectively, compares to $0.11 and $0.22 for the three and six months ended June 30, 1998. In all periods, the basic net loss per share is after the deduction of unpaid preferred dividends. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     See Note 4 to CityFed's financial statements for the six months ended June 30, 1999 for a description of currently pending litigation.

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

     Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of

     CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of June 30, 1999, the aggregate deficiency on the Series B Stock was approximately $53.3 million and the aggregate deficiency on the Series C Stock was approximately $33.0 million.

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


Date:  August 14, 1999