Form 10QSB
period 1999-09-30
CITYFED FINANCIAL CORP
filed 1999-11-12
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 0-13311

                             CityFed Financial Corp.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                           22-2527684
                --------                           ----------
    (State or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)

                        PO Box 3126, Nantucket, MA 02584
                        --------------------------------
                    (Address of principal executive offices)

                                 (508) 228-2366
                                 --------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 31, 1999, the number of shares of outstanding common stock was 18,715,609.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL CONDITION
September 30, 1999 and December 31, 1998
(Dollars in Thousands)



                                                       SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                       ------------------     -----------------
                                                           (UNAUDITED)
                                                           -----------

ASSETS
------

CASH                                                  $     61                 $     48
INVESTMENT SECURITIES - At amortized cost
  (Market Value September 30, 1999, $9,557;
  December 31, 1998, $9,460)                             9,567                    9,453
OTHER ASSETS                                               158                      154
                                                      --------                 --------

TOTAL ASSETS                                          $  9,786                 $  9,655
                                                      ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Contingency reserve                                 $  6,570                 $  6,615
  Other liabilities                                      4,417                    4,444
                                                      --------                 --------

     Total liabilities                                  10,987                   11,059
                                                      --------                 --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, 30,000,000 shares authorized:
    $2.10 cumulative convertible, Series B, $25 par
        value, issued and outstanding: 2,538,850
         in 1999 and 1998                               63,471                   63,471
    Series C Junior, cumulative, $.01 par value,
        liquidation preference $3.00 per share,
        shares issued and outstanding: 8,257,079            82                       82
        in 1999 and 1998
   Common stock, $.01 par value, 100,000,000 shares
      authorized, issued:  18,914,609 in 1999 and
      1998, outstanding: 18,715,609 in 1999 and 1998       188                      188
   Additional paid-in capital                          108,868                  108,868
   Accumulated deficit                                (172,810)                (173,013)
   Treasury stock (199,000 shares of common stock)      (1,000)                  (1,000)
                                                      --------                 --------

     Total stockholders' deficit                        (1,201)                  (1,404)
                                                      --------                 --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  9,786                 $  9,655
                                                      ========                 ========
See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 1999 and 1998
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                      1999        1998         1999       1998
                                      ----        ----         ----       ----
INCOME:
  Interest on investments          $   156     $   136      $   383     $  379
                                   -------     -------      -------     ------

    Total income                       156         136          383        379
                                   -------     -------      -------     ------

EXPENSES:
  Compensation and employee
  benefits                              31          30           95         93
  Other operating expenses              27          25           85         64
                                   -------     -------      -------     ------

    Total expenses                      58          55          180        157
                                   -------     -------      -------     ------

INCOME FROM CONTINUING OPERATIONS       98          81          203        222

LOSS FROM DISCONTINUED OPERATIONS        -           -            -          -
                                   -------     -------      -------     ------

NET INCOME                         $    98     $    81      $   203     $  222
                                   =======     =======      =======     ======


NET LOSS AVAILABLE FOR COMMON
  STOCKHOLDERS                     $(2,061)    $(2,078)     $(6,273)    $(6,254)

BASIC LOSS PER SHARE:
  From continuing operations       $ (0.11)    $ (0.11)     $ (0.34)    $ (0.33)
  From discontinued operations     $     -     $     -      $     -     $     -
  Net loss                         $ (0.11)    $ (0.11)     $ (0.34)    $ (0.33)

AVERAGE SHARES OUTSTANDING       18,715,609  18,715,609   18,715,609  18,715,288

DIVIDENDS PER COMMON SHARE                -           -            -          -

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1999 and 1998
(Dollars in Thousands)
(Unaudited)


                                                       1999           1998
                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                $   365         $  358
   Operating expenses                                  (256)          (265)
                                                    -------         ------

    Net cash provided by  operating activities          109             93
                                                    -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in investment securities                    (96)          (116)
   Other - net                                            -             (2)
                                                    -------         ------

    Net cash used in investing activities               (96)          (118)
                                                    -------         ------

NET INCREASE (DECREASE) IN CASH                          13            (25)

CASH AT BEGINNING OF PERIOD                              48             66
                                                    -------         ------

CASH AT END OF PERIOD                               $    61         $   41
                                                    =======         ======

RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
   Net income                                       $   203         $  222
   Loss from discontinued operations                      -              -
   Contingency reserve payments                         (56)           (70)
   Increase  in other assets                              4             10
   Decrease in accrued income and expense, net          (34)           (69)
                                                    -------         ------

NET CASH PROVIDED BY OPERATING ACTIVITIES           $   109         $   93
                                                    =======         ======


See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 (UNAUDITED)

1. Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision ("OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At September 30, 1999, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of the Company's preferred stock are cumulative. At September 30, 1999, dividends in arrears were $54.6 million and $33.9 million on the Company's Series B and Series C Stock, respectively.

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

      The Notice of Charges provides that a hearing will be held before an administrative law judge on the question of whether a final cease and desist order should be issued against CityFed and the Respondents. CityFed and the Respondents filed an answer in response to the Notice of Charges and filed motions for summary disposition of the OTS' claims.

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

      On February 1, 1996, the Administrative Law Judge ("ALJ") presiding over the OTS' administrative proceeding against CityFed and the Respondents issued a Prehearing Order granting the OTS' Motion for Partial Summary Disposition with respect to CityFed and denying CityFed's Motion for Partial Summary Disposition of the OTS's Assessment of Civil Money Penalties and CityFed's Cross-Motion for Summary Adjudication. The Prehearing Order also denied the Respondents' Motion for Partial Summary Disposition. In the Prehearing Order, the ALJ concluded that CityFed's retention of dividends and other funds received from its former subsidiary, City Federal, constitutes "unjust enrichment" within the meaning of 12 U.S.C. Section 1818(b)(6) and that the Stipulation CityFed provided to the FSLIC in December 1984 regarding maintenance of the net worth of City Federal is enforceable by the OTS against CityFed.

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

      On October 26, 1994, CityFed and the OTS entered into an Escrow Agreement ("Escrow Agreement") with CoreStates Bank, N.A. ("CoreStates") pursuant to which CityFed transferred substantially all of its assets to CoreStates for deposit into an escrow account to be maintained by CoreStates. Pursuant to the Escrow Agreement, CoreStates executes a wire transfer of $15,000 from the escrow account to CityFed on the first business day of every month. The Escrow Agreement provides that CityFed may sell and purchase securities in the escrow account, and that CoreStates will be paid a fee of $2,500 per year, plus reimbursement for out-of-pocket expenses, for serving as escrow agent. CityFed's assets in the escrow account continue to be invested in money market instruments with a maturity of one year or less and money market mutual funds. Withdrawals or disbursements from the escrow account are not permitted without the written authorization of the OTS, other than for (1) the $15,000 monthly transfer to CityFed, (2) the disbursement of funds on account of purchases of securities by CityFed and (3) the payment of the escrow fee and expenses to CoreStates. The Escrow Agreement also provides that CoreStates will restrict the escrow account in such a manner as to implement the terms of the Escrow Agreement and to prevent a change in status or function of the escrow account unless authorized by CityFed and the OTS in writing. CoreStates provides to the OTS a copy of all statements regarding the escrow account provided to CityFed.

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

      FIRST RTC ACTION - On December 7, 1992, the RTC in its capacity as receiver for City Savings, and the RTC in its corporate capacity, filed the First RTC Action in the N.J. Court against CityFed and against two former officers of City Federal. In its complaint in the First RTC Action, the RTC, in its corporate capacity, sought, INTER ALIA, to recover damages in excess of $12 million against CityFed resulting from CityFed's alleged violation of the Stipulation to maintain the net worth of City Federal.

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

      On January 2, 1996, the Federal Deposit Insurance Cprporation ("FDIC"), as statutory successor to the RTC, filed a Third Amended Complaint ("Third Amended Complaint") in the Second RTC Action. The Third Amended Complaint alleges that the defendants in the Second RTC Action are liable for negligence as well as gross negligence and breach of fiduciary duty under federal common law. In all other respects, the Third Amended Complaint is identical to the Second Amended Complaint. On February 14, 1996, some of the defendants in the Second RTC Action filed a motion to dismiss the Third Amended Complaint. The hearing on that motion that had been set for April 15, 1996, was postponed indefinitely in light of a number of settlements in the Second RTC Action.

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

      Through September 30, 1999, CityFed received but has not paid bills totaling $4,356,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases.

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

      The Ridder Plaintiffs have settled the F&D Action with the FDIC. In the settlement, the Ridder Plaintiffs paid the FDIC $65,000, and the F&D Action has been dismissed. As a result, there is no longer any prospect that the Ridder Plaintiffs will suffer irreparable harm because of the alleged inability to pay for their legal defense in the F&D Action. Consequently, there would appear to be no further basis on which a court could enter an injunction requiring CityFed to advance counsel fees and expenses to the Ridder Plaintiffs. Should the Ridder Plaintiffs request indemnification for the amount they paid to the FDIC or for legal fees and expenses incurred in the defense of the F&D Action, the merits of their request will be evaluated under CityFed's indemnification policy and under applicable law. The Ridder Plaintiffs filed with the District Court in New Jersey a motion for leave to file a "Supplemental Complaint" in which they purport to state a cause of action for indemnification. CityFed opposed the motion. The motion was denied without prejudice because of the stay order entered by the District Court and the pending Third Circuit appeal of that order.

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

      Chief Judge Loren Smith of the Court of Federal Claims has established a procedure for deciding "common issues" which cut across multiple supervisory goodwill cases. One such issue deals with the right of investors and holding companies to assert claims as a result of supervisory goodwill on the books of depository institutions in which they have an ownership interest. Judge Smith's decision on this issue may affect the Company's right to assert a claim for the loss of supervisory goodwill on the books of City Federal.

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

      TAX LIABILITIES - CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed for its tax years 1991 through 1998. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

      CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At September 30, 1999, the Company has a $6.6 million contingency reserve representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:

            Balance - December 31, 1998            $6,615,000

            Charges                                    45,000
            Provision
                                                           -
                                                   ----------

            Balance - September 30, 1999           $6,570,000
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

      Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to CityFed's financial statements for the nine months ended September 30, 1999. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one small office.

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

Liquidity and Capital Resources

      At September 30, 1999, CityFed had approximately $9,786,000 in assets, $10,987,000 in total liabilities and $1,201,000 in negative stockholders' equity. At December 31, 1998, CityFed had approximately $9,655,000 in assets, $11,059,000 in total liabilities and $1,404,000 in negative stockholders' equity. However, as discussed in Note 4 to CityFed's financial statements for the nine months ended September 30, 1999 and under Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1998 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

      The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains reserves for CityFed's pending litigation expenses, which, at September 30, 1999, were $6,570,000 and, at December 31, 1998, were $6,615,000.

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

Results of Operations

      CityFed recorded income from continuing operations for the nine months ended September 30, 1999 of $203,000. This compares to income from continuing operations in the amount of $222,000 for the nine months ended September 30, 1998. No addition to the contingency reserve was made during the nine months ended September 30, 1999 or 1998.

      CityFed recorded income from continuing operations for the three months ended September 30, 1999 of $98,000. This compares to a income from continuing operations in the amount of $81,000 for the three months ended September 30, 1998.

      Interest on investments was $383,000 for the nine months ended September 30, 1999 compared to $379,000 for the nine months ended September 30, 1998 due primarily to the slightly larger amount of funds invested. Total expenses of $180,000 for the nine months ended September 30, 1999 were higher than the $157,000 for the same period in 1998 due primarily to a higher level of professional service and escrow fees.

      Interest on investments was $156,000 for the three months ended September 30, 1999, compared to $136,000 for the three months ended September 30, 1998 due primarily to the slightly larger amount of funds invested. Total operating expenses of $58,000 for the three months ended September 30, 1999 were slightly more than the $55,000 for the same period in 1998.

      CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business Potential Obligations of CityFed" in CityFed's 1998 Form 10-KSB for a description of the major claims that may give rise to expected future costs. No additional provisions to the loss from discontinued operations were made during the nine months ended September 30, 1999. The contingency reserve was reduced by charges of $45,000 from $6,615,000 at December 31, 1998 to $6,570,000 at September 30, 1999.

      The basic net loss per share of $0.11 and $0.34 for the three and nine months ended September 30, 1999, respectively, compares to $0.11 and $0.33 for the three and nine months ended September 30, 1998. In all periods, the basic net loss per share is after the deduction of unpaid preferred dividends. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

      See Note 4 to CityFed's financial statements for the nine months ended September 30, 1999 for a description of currently pending litigation.

Item 2.   Changes in Securities.

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

      Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of September 30, 1999, the aggregate deficiency on the Series B Stock was approximately $54.6 million and the aggregate deficiency on the Series C Stock was approximately $33.9 million.

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


                             CITYFED FINANCIAL CORP.

                             By:/s/ John W. Atherton, Jr.
                                --------------------------
                                John W. Atherton, Jr.
                                President, Chief Executive Officer
                                 and Treasurer (Principal Executive
                                 and Financial Officer)


Date:  November 12, 1999