Form 10KSB
period 1999-12-31
CITYFED FINANCIAL CORP
filed 2000-03-30
CIK 744765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

        [ ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ______ to ______


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No
                                                                ---     ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year: $470,000 for the year ended December 31, 1999.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the bid price of such common equity, as of March 23, 2000 was $201,450. The market value of the registrant's Series C Stock is based on the sales price of $0.01 during the third quarter of 1999 as reported by the National Quotation Bureau, Inc. The market value of the registrant's Common Stock is based on the sales price of $0.001 during the last quarter of 1999 as reported by the National Quotation Bureau, Inc. The market value of the registrant's Series B Stock is based on the bid price of $0.05 during the third quarter of 1999 as reported by the National Quotation Bureau, Inc.

The number of shares outstanding of the registrant's Common Stock, as of February 28, 2000, was 18,715,609.

Transactional Small Business Disclosure Format (check one): Yes    ;   No  X
                                                                ---       ---

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

Because City Federal has been placed in receivership, CityFed's current interest in City Federal is a claim against the receivership estate for the proceeds, if any, of the receivership estate of City Federal that remain after all creditors, including the Federal Deposit Insurance Corporation ("FDIC"), the statutory successor to the RTC, have been paid. Receipt of any payment for such claim is remote.

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

INADVERTENT INVESTMENT COMPANY

Due to the nature of its assets at and subsequent to December 8, 1989, CityFed may be deemed to fall within the definition of an "investment company" under the Investment Company Act of 1940, as amended ("1940 Act"), from that date to the present. To resolve any question regarding its current status under the 1940 Act, CityFed filed an application on October 19, 1990 with the Division of Investment Management of the Securities and Exchange Commission ("SEC") for an order exempting it from certain provisions of the 1940 Act and certain rules and regulations thereunder. This application was amended on September 23, 1993, January 18, 1994 and March 1, 1994. The application was granted under Sections 6(c) and (e) of the 1940 Act on March 15, 1994. Under the order granting the application ("1940 Act Order"), CityFed was not required to register as an investment company. However, CityFed and other persons in their transactions and relations with CityFed are, under the terms of the 1940 Act Order, subject to

Sections 9, 17(a), 17(d), 17(e), 17(f), 36 through 45 and 47 through 51 of the 1940 Act, and the rules thereunder, as if CityFed were a registered investment company, except insofar as permitted by the 1940 Act Order. The 1940 Act Order exempted CityFed from having to register as an investment company until the earlier of March 15, 1995 or such time as CityFed would no longer be required to register as an investment company. On February 28, 1995, an Order was issued extending the requested exemption until February 28, 1996, on February 21, 1996, an Order was issued extending the requested exemption until February 21, 1997, on February 12, 1997, an Order was issued extending the requested exemption until February 12, 1999, on February 12, 1999, an Order was issued extending the requested exemption until February 12, 2000 and, on February 9, 2000, an Order was issued extending the requested exemption until February 9, 2001.

BOESKY SETTLEMENT

In March 1986, CityFed, as a limited partner, invested $5,016,430 in Ivan F. Boesky & Company, L.P., now known as CX Partners, L.P. ("CX"). The assets of CX are now being administered by a liquidating trustee. In December 1989, CityFed, along with other limited partners of CX and others, entered into an agreement ("Master Agreement") concerning the distribution of certain assets of CX. On January 9, 1990, CityFed received the amount of $5,016,430 from CX. This amount was CityFed's initial investment in CX. CityFed received further distributions of $494,008 on December 8, 1991, $198,731 during November, 1993, $46,952 in
December  1994,  $44,013 in March 1995,  $37,981 in December 1996 and $24,496 in
January 2000. CityFed is obligated to return all of the $5,016,430, the $494,008, the $198,731, the $46,952, the $44,013, the $37,981, the $24,496 and
future amounts received from CX to the extent that the claims of creditors of CX cannot be satisfied out of CX's remaining assets. CityFed is not aware of any threatened claims that would be of such a magnitude that could not be expected to be satisfied out of CX's remaining assets. Because of the uncertainty regarding future payments, CityFed is treating them on a cash basis for financial reporting purposes.

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

POTENTIAL OBLIGATIONS OF CITYFED

In the Matter of CityFed Financial Corporation,  OTS Order No. AP 94-26 (June 2,
1994) - On June 2, 1994, the Office of Thrift Supervision issued a Notice of Charges against CityFed and against Gordon E. Allen, John W. Atherton, Jr., Edwin M. Halkyard, Alfred J. Hedden, Peter R. Kellogg, William A. Liffers and

Gilbert G. Roessner, who are current or former directors or officers of CityFed and of CityFed's former subsidiary, City Federal.

The OTS charges that CityFed failed to maintain the net worth of City Federal at levels required by applicable capital requirements in violation of a Stipulation dated December 4, 1984. CityFed had provided the Stipulation to the Federal Savings and Loan Insurance Corporation in connection with the approval by the Federal Home Loan Bank Board of CityFed's acquisition of City Federal in December 1984. FHLBB Resolution No. 84-664, dated November 21, 1984, approved CityFed's acquisition of City Federal on the condition that, among other things, CityFed provide the Stipulation to the FSLIC. The Stipulation provided that, as long as CityFed controlled City Federal, CityFed would cause the net worth of City Federal to be maintained at a level consistent with that required by regulations and would infuse sufficient additional equity capital, in a form satisfactory to the regulators, to effect compliance with the capital requirement.

The OTS charges that CityFed was unjustly enriched and that its violations involve reckless disregard for the law or any applicable regulations or prior order of either the FHLBB or the OTS. The Notice of Charges seeks restitution in an amount not less than $118.4 million, which the OTS alleges represents the regulatory capital deficiency reported by City Federal in the fall of 1989.

The OTS also seeks a civil money penalty against CityFed on the grounds that CityFed allegedly "knowingly" committed the alleged violations described above and allegedly "knowingly or recklessly caused a substantial loss to City Federal." The amount of the civil money penalty assessed against CityFed in the Notice of Charges is $2,649,600.

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

The OTS charges that the individual Respondents had an affirmative obligation to see that CityFed complied with its net worth maintenance. The OTS alleges that some of the Respondents (Messrs. Allen, Atherton, Hedden, Kellogg and Roessner) were unjustly enriched through CityFed's payment of their legal expenses with CityFed assets, an allegation that refers to the advancement by CityFed, pursuant to its obligations in its Bylaws and Restated Certificate of Incorporation, of litigation expenses to those Respondents in the RTC action in the United States District Court for the District of New Jersey, Resolution Trust Corporation v. Atherton, et al., Civil Action No. 93-1811 (consolidated with Resolution Trust Corporation v. Simmons, et al., Civ. Action No.
92-5261-B). The Notice of Charges requests that an order be entered by the Director of the OTS requiring the Respondents to make restitution, reimburse, indemnify or guarantee the OTS against loss in an amount not less than $400,000, which the OTS alleges represents the amount of legal expenses CityFed paid on their behalf from April to December 1993.

In the Notice of Charges, the OTS also assesses a civil money penalty against the individual Respondents on the grounds that they allegedly "violated a condition imposed in writing and/or a written agreement." The amount of civil money penalties assessed against the Respondents is $51,750 each.

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

On February 1, 1996, the Administrative Law Judge granted OTS' Motion for Partial Summary Disposition and denied motions by CityFed and the individual Respondents. The ALJ concluded that CityFed's retention of dividends and other funds received from its former subsidiary, City Federal, would constitute "unjust enrichment" within the meaning of 12 U.S.C. Section 1818(b)(6), giving rise to liability for restitution, and that the net worth maintenance Stipulation was enforceable by the OTS against CityFed.

On August 20, 1997, then OTS Director Nicolas Retsinas reversed the ALJ's recommendation of summary disposition on the OTS net worth maintenance claim against CityFed. The Director held that there were disputed issues of fact on that claim that precluded summary judgment, and he remanded the case to the ALJ for further proceedings consistent with his decision. On remand, the ALJ lifted the stay of proceedings, and allowed CityFed and OTS to engage in discovery on the net worth maintenance claim.

Also on June 2, 1994, the OTS issued a Temporary Order to Cease and Desist ("Temporary Order") against CityFed. The Temporary Order sought to "freeze" CityFed's assets by placing them in various respects under the control of the OTS. CityFed and several of the individual Respondents attempted to have the Temporary Order set aside in court, but that attempt was unsuccessful.

On October 26, 1994, CityFed and the OTS entered into an Escrow Agreement with CoreStates Bank, N.A. (now First Union Bank) pursuant to which CityFed transferred substantially all of its assets to CoreStates for deposit into an escrow account. The Escrow Agreement provides CityFed with $15,000 per month for normal business expenses and allows CityFed to sell and purchase securities in the escrow account. CityFed's assets in the escrow account continue to be invested in money market instruments with a maturity of one year or less and money market mutual funds. Core States also disburses funds to CityFed from the Escrow Account, as directed by OTS, to cover expenses which cannot be covered by the regular $15,000 monthly allotment. Since the remand of the OTS administrative proceeding, CityFed and OTS have engaged in only limited discovery. As yet, no deadline has been fixed by the ALJ for the conclusion of discovery, the filing of dispositive motions, or a hearing.

CityFed and the OTS have engaged in settlement negotiations. CityFed is presently awaiting written documentation by OTS Enforcement Counsel of a settlement proposal currently under consideration. CityFed contemplates that in conjunction with or following any such settlement with OTS, CityFed may undergo a reorganization, possibly through a bankruptcy proceeding.

For further information regarding the Stipulation, see "First RTC Action" below.

FIRST RTC ACTION On December 7, 1992, the RTC in its capacity as receiver for City Savings, and the RTC in its corporate capacity, filed the First RTC Action in the N.J. Court against CityFed and against two former officers of City Federal. In its complaint in the First RTC Action, the RTC, in its corporate capacity, sought, INTER ALIA, to recover damages in excess of $12 million against CityFed resulting from CityFed's alleged violation of the Stipulation to maintain the net worth of City Federal.

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

On January 2, 1996, the FDIC, as statutory successor to the RTC, filed a Third Amended Complaint ("Third Amended Complaint") in the Second RTC Action. The Third Amended Complaint alleges that the defendants in the Second RTC Action are liable for negligence as well as gross negligence and breach of fiduciary duty under federal common law. In all other respects, the Third Amended Complaint is identical to the Second Amended Complaint. On February 14, 1996, some of the defendants in the Second RTC Action filed a motion to dismiss the Third Amended Complaint. The hearing on that motion that had been set for April 15, 1996, was postponed indefinitely in light of a number of settlements in the Second RTC Action.

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

Because of the Temporary Order and the Escrow Agreement, CityFed is not continuing to advance expenses in connection with any of the indemnification and advancement requests referred to above. It is not yet clear whether, as a result of the Third Circuit's decision in the Ridder Action discussed below, CityFed will be required, notwithstanding the existence of the Temporary Order and the Escrow Agreement, to advance expenses to the defendants in the Ridder Action, and to current or former officers, directors and employees of CityFed who are or were parties in other actions or proceedings, including the Second RTC Action and related proceedings, and proceedings relating to the Notice of Charges and the Temporary Order. It is also not yet clear whether CityFed will be required to make payments of legal fees and expenses to the individuals who have settled with the RTC or FDIC in the Second RTC Action or to make payments to the RTC or FDIC in respect of the indemnification claims assigned to the RTC or FDIC by some of the individuals who have settled with the RTC or FDIC. For more information regarding these settlements and assignments of indemnification rights, see "Second RTC Action" above.

CityFed received a letter dated June 21, 1995, from Skadden, Arps, Slate, Meagher & Flom ("Skadden"), which is counsel for Gordon Allen, Marshall Criser, Edwin Halkyard, Peter Kellogg, William Liffers and Victor Pelson ("Outside Directors"), who are or were parties to one or more of the following matters (collectively, the "Cases"): (1) the Second RTC Action; (2) the efforts to set aside the Temporary Order; (3) the Supreme Court Case; and (4) the administrative enforcement proceeding brought by the OTS against CityFed and the Respondents. In the letter, the Outside Directors demanded that, pursuant to CityFed's Bylaws and Restated Certificate of Incorporation, and in light of the Order issued in the Ridder Action described below, CityFed pay all outstanding invoices from Skadden for legal services rendered to the Outside Directors in connection with the Cases. The letter states that, if CityFed refuses to make the payments demanded, the Outside Directors will consider taking appropriate legal action to enforce their rights. CityFed received a similar letter from Venable, Baetjer, Howard & Civiletti, counsel for John Kean, who was a party to the Second RTC Action, as well as from Alfred J. Hedden, Gilbert G. Roessner, and Gordon Allen, who were or are parties to the Cases. CityFed is considering what action to take in response to these letters. CityFed expects that it may receive other, similar letters demanding payment from other current or former directors and officers who were or are parties to one or more of the Cases.

Through December 31, 1999, CityFed received but has not paid bills totaling $4,420,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases.

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

Ridder Action On April 19, 1993, Willem Ridder, John Hurst, Lyndon Merkle and Gregory DeVany, former employees of City Collateral and Financial Services, Inc., a subsidiary of City Federal, filed a complaint against CityFed in the United States District Court in Newark, New Jersey. Ridder, et al. v. CityFed Financial Corp., Civil Action No. 93-1676. The Ridder plaintiffs sought advancement of their legal expenses incurred in the defense of an action for fraud and breach of fiduciary duty brought against them by the Resolution Trust Corporation, Resolution Trust Corporation v. Fidelity and Deposit Company, et al., Civil Action No. 92-1003 (D.N.J.) ("F&D Action"). CityFed denied all liability.

The New Jersey District Court entered summary judgment in favor of CityFed. However, on appeal, the United States Court of Appeals for the Third Circuit reversed and held that the Ridder plaintiffs were entitled to have their defense costs advanced by CityFed under Delaware law and CityFed's bylaws. On remand, the District Court entered an Order directing CityFed to pay the plaintiffs $437,400, for legal expenses incurred through December 31, 1994, plus interest in the amount of $13,955.13. The injunction also required CityFed to advance legal expenses to the Ridder plaintiffs from January 1, 1995, forward.

Because of the asset freeze resulting from the Temporary Cease and Desist Order entered in the OTS proceeding, CityFed was unable to comply with the District Court's order to pay money to the Ridder plaintiffs and to advance future legal expenses. CityFed sought permission from OTS to make the payments, but that permission was denied. Consequently, on August 2, 1995, CityFed appealed the District Court's injunction to the Third Circuit, arguing that the District Court had abused its discretion by ordering CityFed to make payments it knew CityFed could not make because of the Temporary Order. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the injunction and directing that the matter be returned to the District Court for further proceedings.

The Ridder plaintiffs made a number of attempts thereafter to have the Temporary Order modified or lifted in order to permit CityFed to advance legal expenses to them. These were all unsuccessful, and the District Court in New Jersey eventually entered a stay of proceedings in the case pending the conclusion of the OTS administrative action against CityFed or the lifting of the Temporary Order. The Ridder Plaintiffs appealed this stay order to the Third Circuit.

In the meantime, the Ridder Plaintiffs settled the F&D Action with the Federal Deposit Insurance Corporation (which succeeded the RTC as plaintiff when that agency ceased to exist). As a result of that settlement and the termination of the F&D Action, there was no longer any prospect that the Ridder Plaintiffs would suffer irreparable harm because of any alleged inability to pay for their legal defense in the F&D Action. There was consequently no remaining basis on which a court could issue an injunction requiring CityFed to advance counsel fees and expenses to the Ridder Plaintiffs. The Ridder Plaintiffs would have to amend their Complaint in the District Court to seek indemnification for legal expenses rather than advancement of legal expenses, and CityFed gave notice that it intended to challenge their right to indemnification.

On December 29, 1999, while their appeal was still before the Third Circuit, the Ridder Plaintiffs agreed to settle all of their claims against CityFed for a single lump sum payment by CityFed to them of $140,000. That payment has been made. The Ridder plaintiffs have released CityFed from any further liability to them, and all litigation by the Ridder Plaintiffs against CityFed has been dismissed with prejudice.

SUPERVISORY GOODWILL ACTION The United States Supreme Court held in the WINSTAR case that the loss by a financial institution of supervisory goodwill carried on its books as a consequence of earlier supervisory mergers, as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, constituted a breach of contract by the United States. On August 7, 1995, CityFed, acting in its own right and as shareholder of City Federal Savings Bank, filed a civil action in the United States Court of Federal Claims seeking damages for loss of supervisory goodwill on its books as a result of various acquisitions by City Federal of troubled depository institutions. CITYFED FINANCIAL CORP., IN ITS OWN RIGHT AND IN ITS CAPACITY AS SHAREHOLDER OF CITY FEDERAL SAVING BANK, BEDMINSTER, NEW JERSEY V. UNITED STATES OF AMERICA, No. 95-508c. CityFed's case is one of more than one hundred supervisory goodwill cases currently pending in the Court of Federal Claims. The Court has adopted case management procedures to govern the priority and handling of these cases, and CityFed's counsel is participating with other plaintiffs' counsel in coordinated prosecution of these cases.

The FDIC has intervened as a plaintiff in each supervisory goodwill case involving a closed institutions where there is claimed to be a deficit in the receivership estate. CityFed's case is such a case, and the FDIC has intervened as a plaintiff in CityFed's case. The FDIC claims that, as receiver, it is the proper party to assert goodwill claims, since its receivership claim likely exceeds any potential goodwill recovery. The Court has permitted the FDIC to participate in the prosecution of such goodwill claims, but not to the exclusion of other plaintiffs. The Court has not yet determined whether the FDIC will be entitled to some or all of the recovery in such cases. CityFed's supervisory goodwill case remains stayed, pursuant to the Court's case management procedures, while the Court completes discovery and trials in other supervisory goodwill cases.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

CityFed leases space at 4 Young's Way, Nantucket, MA 02584 at a cost of $1,000 per month. The lease expires in November 2001.

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


      1998            First Quarter         Second Quarter         Third Quarter        Fourth Quarter
      ----            -------------         --------------         -------------        --------------

Common Stock          (1)                   (1)                     (1)                 (1)

Series B Stock        (4)                   (4)                     .05-.05 (3)         .05-.05 (3)

Series C Stock        .10-.10 (2)           .10-.10 (2)             .10-.10 (2)         .10-.10 (2)



     1999             First Quarter         Second Quarter          Third Quarter        Fourth Quarter
     ----             -------------         --------------          -------------        --------------

Common Stock          .001-.001 (5)         (1)                     .001-.001 (5)        .001-.001 (5)

Series B Stock        .05-.05 (3)           .05-.05 (3)             .05-.05 (3)          (4)

Series C Stock        .001-.001 (5)         .001-.001 (5)           .01-.01 (5)          (1)

-------------------

(1)      No bid, asked or sales price reported by National Quotation Bureau.
(2)      Asked price only supplied by National Quotation Bureau.
(3)      Bid price only supplied by National Quotation Bureau.
(4)      No bid or asked price reported by National Quotation Bureau.
(5)      Sales prices shown are as reported by the National Quotation Bureau.

The approximate number of holders of record of Common Stock as of February 28, 2000 was 9,700.

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

Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of December 31, 1999, the aggregate deficiency on the Series B Stock was $55,981,642 and the aggregate deficiency on the Series C Stock was $34,679,732.

CityFed does not anticipate being able to pay any dividends on its Series B Stock, its Series C Stock or its Common Stock for the foreseeable future. CityFed has not paid any dividends on its Common Stock since the second quarter of 1989.

CityFed has not sold any securities without registering such sales under the Securities Act of 1933 during 1996, 1997, 1998 or 1999.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, CityFed had $9,652,000 in assets, $10,857,000 in total liabilities and a stockholder's deficiency of $1,205,000 compared to $9,655,000 in assets, $11,059,000 in total liabilities and a stockholder's deficiency of $1,404,000 at December 31, 1998. However, as discussed in Note 8 to CityFed's financial statements and under Item 1., "Description of Business - Potential Obligations of CityFed," a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims. See Item 1., "Description of Business - Current Activities."

While CityFed's liquidity is expected to be sufficient to meet expected litigation and administrative expenses over the next twelve months, any substantial indemnification expense, settlement or judgment (including any obligation to currently advance legal expenses in the Cases) could reduce liquidity to a level that would jeopardize the continuation of CityFed's activities. See Item 1., "Description of Business - Potential Obligations of CityFed." However, as a result of additions to the contingency reserve, CityFed currently has a negative net worth and it is unlikely that CityFed will be able to achieve a positive net worth in the foreseeable future.

During the period from 1990 through 1999, CityFed maintained reserves for CityFed's pending litigation expenses that, at December 31, 1999, were $6,353,000. The provision for the reserves was included in the loss from discontinued operations in the financial statements. No addition was added to the reserves for the twelve months ended December 31, 1999, and charges in the amount of $262,000 were made against the reserves during this same period.

Litigation costs included in the reserves are difficult to project and will be affected by whether these matters are settled or whether the actions will proceed to trial. The reserves reflect expected costs to defend against the claims up to, but not including, the costs of any trial-related expenses (except as described below). The reserves also do not include the costs of any settlements (other than negotiated settlements, including the settlement in the Second RTC Action) or adverse judgments. See Item 1., "Description of Business Potential Obligations of CityFed - Ridder Action" and " - Second RTC Action." See also Item 1., "Description of Business - Potential Obligations of CityFed" for a description of the other major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending litigation matters (but not any trial-related expenses or the costs of any other potential settlements or adverse judgments other than those relating to the Second RTC Action), no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

CityFed currently derives its income by investing its assets in money market instruments with a maturity of one year or less. See Item 1., "Description of Business - Current Activities" for a description of CityFed's current investment policy. At December 31, 1999, CityFed had invested $9,444,000.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

CityFed recorded income of $199,000 from continuing operations for the year ended December 31, 1999 compared to an income from continuing operations of $305,000 for the year ended December 31, 1998. CityFed had no loss from discontinued operations in 1999 or 1998.

CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. See Item 1., "Description of Business - Potential Obligations of CityFed ." CityFed's 1999 and 1998 results of operations reflect no additional provisions to the loss from discontinued operations. The contingency reserve decreased from $6,615,000 at December 31, 1998 to $6,353,000 at December 31, 1999.

Interest on investments was $470,000 for the year ended December 31, 1999 compared to $542,000 for the year ended December 31, 1998 due to lower investment yields realized during 1999.

Operating expenses of $271,000 for the year ended December 31, 1999 were more than the $237,000 level for the year ended December 31, 1998. This occurred primarily as a result of the higher levels of professional services expenses, included in other operating expenses, which increased from $80,000 for the year ended December 31, 1998 to $111,000 for the year ended December 31, 1999.

The basic loss per share from continuing operations and basic loss per share of $0.45 and $0.45 for the years ended December 31, 1999 and 1998, respectively, is after the deduction of unpaid preferred dividends of $8,634,000 in both years. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.


RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

CityFed recorded income of $305,000 from continuing operations for the year ended December 31, 1998 compared to an income from continuing operations of $276,000 for the year ended December 31, 1997. CityFed had no loss from discontinued operations in 1998 or 1997.

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

The basic loss per share from continuing operations and basic los per share of $0.45 and $0.45 for the years ended December 31, 1998 and 1997, respectively, is after the deduction of unpaid preferred dividends of $8,636,000 in 1997 and $8,634,000 in 1998. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

Item 7.   FINANCIAL STATEMENTS.


INDEPENDENT AUDITORS' REPORT

The Board of Directors of
CityFed Financial Corp.:

We have audited the accompanying statements of financial condition of CityFed Financial Corp. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

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




/s/ Deloitte & Touche LLP
March 30, 2000

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1999 AND 1998
================================================================================
(Dollars in Thousands)
                                                                  1999    1998
                                                                  ----    ----

ASSETS


Cash                                                              $ 63     $ 48

Investment securities at amortized cost
    (Market value $9,430 in 1999 and $9,460 in 1998) (Note 3)    9,444    9,453

Other assets                                                       145      154


TOTAL ASSETS                                                   $ 9,652  $ 9,655
                                                               =======  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:

  Contingency reserve (Notes 2 and 8)                          $ 6,353  $ 6,615

  Other liabilities                                              4,504    4,444
                                                               -------  -------

           Total liabilities                                    10,857   11,059
                                                               -------  -------

COMMITMENTS AND CONTINGENCIES (Note 8)


STOCKHOLDERS' DEFICIENCY (Notes 5 and 6):

    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25 par
             value, issued and outstanding: 2,538,850
             in 1999 and 1998                                   63,471   63,471

       Series C Junior, cumulative, $.01 par value, liquidation
              preference $3.00 per share, shares issued and
              outstanding: 8,257,079 in 1999 and 1998               82       82

    Common stock, $.01 par value, 100,000,000 shares authorized, issued:

        18,914,609 in 1999 and 1998, outstanding:
        18,715,609 in 1999 and 1998                                188      188

    Additional paid-in capital                                 108,868  108,868

    Accumulated deficit                                       (172,814)(173,013)

    Treasury stock (199,000 shares of common stock)             (1,000)  (1,000)
                                                              -------- ---------

         Total stockholders' deficiency                         (1,205)  (1,404)
                                                              -------- ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 9,652  $ 9,655
                                                              ========  ========

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
================================================================================
(Dollars in Thousands, Except Per Share Data)

                                               1999          1998         1997
                                               ----          ----         ----

INCOME:

     Interest on investments                 $   470       $   542      $   535
                                             -------       -------      -------
            Total income                         470           542          535
                                             -------       -------      -------
EXPENSES:

     Compensation and employee benefits          160           157          157

     Other operating expenses                    111            80          102
                                             -------       -------      -------

            Total expenses                       271           237          259
                                             -------       -------      -------

INCOME FROM CONTINUING
     OPERATIONS AND NET INCOME                   199           305          276


                                                   -             -            -
                                             -------       -------      -------

NET LOSS AVAILABLE FOR
     COMMON STOCKHOLDERS                     $(8,435)      $(8,329)     $(8,360)

BASIC LOSS PER SHARE:

     From continuing operations and net loss $ (0.45)      $ (0.45)     $ (0.45)



AVERAGE SHARES OUTSTANDING                18,715,609    18,715,416   18,714,646


DIVIDENDS PER COMMON SHARE                         -             -            -


See notes to financial statements.


CITYFED FINANCIAL CORP.

STATEMENT OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
=====================================================================================================================
(Dollars in Thousands)

                                                              Additional
                                   Preferred       Common       Paid-in     Accumulated      Treasury
                                     Stock         Stock        Capital       Deficit         Stock        Total

                                 ------------------------------------------------------------------------------------
BALANCE,
     DECEMBER 31, 1996             $ 63,567       $   188      $ 108,854     $ (173,594)     $(1,000)      $(1,985)
                                   --------       -------      ---------       ---------    ---------     ---------

Net income                                -             -              -            276            -           276
                                   --------       -------      ---------       ---------    ---------     ---------

BALANCE,
     DECEMBER 31, 1997               63,567           188        108,854       (173,318)      (1,000)       (1,709)
                                   --------       -------      ---------       ---------    ---------     ---------

Conversion of Preferred Stock           (14)            -             14              -            -             -

Net income                                -             -              -            305            -           305
                                   --------       -------      ---------       ---------    ---------     ---------

BALANCE,
     DECEMBER 31, 1998               63,553           188        108,868       (173,013)      (1,000)       (1,404)
                                   --------       -------      ---------       ---------    ---------     ---------

Net income                                -             -              -            199            -           199
                                   --------       -------      ---------       ---------    ---------     ---------

BALANCE,
     DECEMBER 31, 1999             $ 63,553       $   188      $ 108,868     $ (172,814)     $(1,000)      $(1,205)
                                   ========       =======      =========     ===========    =========      ========

See notes to financial statements.


CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
=====================================================================================================================
(Dollars in Thousands)

                                                                            1999          1998            1997
                                                                            ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Interest received                                                    $    455       $    511       $    397

     Operating expenses                                                       (464)          (309)          (261)
                                                                          ---------       --------      ---------

       Net cash (used in) provided by operating activities                      (9)           202            136
                                                                          ---------       --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     (Decrease) increase in investment securities                               24           (218)          (155)

     Other - net                                                                 -             (2)             -
                                                                          ---------       --------      ---------
       Net cash provided by (used in) investing activities                      24           (220)          (155)
                                                                          ---------       --------      ---------


NET INCREASE (DECREASE) IN CASH                                                 15            (18)           (19)


CASH AT BEGINNING OF YEAR                                                       48             66             85
                                                                          ---------       --------      ---------

CASH AT END OF YEAR                                                       $     63       $     48       $     66
                                                                          =========      ========      =========

RECONCILIATION OF NET INCOME TO NET CASH
(USED IN) PROVIDED BY OPERATING ACTIVITIES:

       Net income                                                         $    199       $    305       $    276

       Loss from discontinued operations                                         -              -              -

       Contingency reserve payments                                           (201)           (74)           (10)

       Increase  in other assets                                                 9              9             (3)



       Decrease in accrued income and expense, net                             (16)           (38)          (127)
                                                                          ---------       --------      ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                                          $     (9)       $    202      $    136
                                                                          =========       ========      =========

See notes to financial statements.

CITYFED FINANCIAL CORP.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Basis of Presentation - Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed"), was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision (the "OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations in the accompanying financial statements. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At December 31, 1999, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

Investment Securities - In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are those debt securities that CityFed has the intent and ability to hold to maturity and are reported at amortized cost. Due to the short term nature of CityFed's investment securities, all investment securities, both in 1999 and 1998, are classified as held to maturity and, therefore, all investment securities are stated at cost and adjusted for premiums and discounts, which are amortized using the straight-line method, which does not differ materially from the interest method.

Basic Loss Per Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This standard changes the previous standards for computing earnings per share (EPS).

As required by this Statement, the Company computed basic loss per share by dividing net income, after consideration of payment of preferred dividends of $8,634,000 in 1999 and 1998 and $8,636,000 in 1997, by the weighted average number of common shares outstanding during each period.

2.       DISCONTINUED OPERATIONS

On December 7, 1989, the OTS declared City Federal insolvent and ordered it closed. The RTC was appointed receiver to handle all matters related to City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations. The Company has recognized losses from discontinued operations of City Federal only to the extent of its investment in and advances to the former subsidiary savings and loan (determined on a basis consistent with generally accepted accounting principles). At December 31, 1999 and 1998, the Company's statement of financial condition does not include any assets or liabilities of City Federal. However, as discussed in Note 8, there exists a claim asserting that the Company should assume certain liabilities of City Federal relating to deferred compensation arrangements with the Company's former Chairman.

There was no loss from discontinued operations in 1999, 1998 or 1997.

3.                                                 INVESTMENT SECURITIES

A summary of investment securities at December 31, 1999 and 1998, which are all due within one year, is as follows (dollars in thousands):


                                                                     1999

                                            -------------------------------------------------------------------------
                                                Principal                           Carrying            Market

                                                  Amount             Cost             Value             Value
Bank notes
      Wachovia Bank, NA                       $    1,000         $       999        $     1,000      $     1,000
      First National Bank of                         500                 505                500              500
         Commerce
Bank certificates of deposit
         Deutsche Bank NY                          1,000               1,000              1,000              997

Corporate notes
         Idaho Power Company                         500                 512                500              500
         General Electric Capital Corp.            1,000               1,004              1,000            1,000
         Southwest Bell Capital                      500                 506                501              500
         Associates Corp. of NA                    1,000               1,035              1,010            1,007
         Norwest Corp.                             1,000               1,009              1,004            1,003
         Salomon Smith Barney                        400                 406                402              401
           Holdings
         American Express                            500                 502                501              500
         Merrill Lynch                               400                 402                401              400
         Merrill Lynch                             1,040               1,046              1,044            1,041

First Union
      Money Market Funds                          358                 358                358              357
Accrued Interest                                --                  --                223              223
                                                  ------               -----              -----            -----
      Total                                      $ 9,198             $ 9,284            $ 9,444          $ 9,430
                                                ========             =======            =======          =======


                                                                 1998
                                                ----------------------------------------------------------------
                                                PRINCIPAL                              CARRYING           MARKET
                                                   AMOUNT               COST              VALUE            VALUE
Bank notes
   Wachovia Bank of N.C.                           1,500               1,505              1,501            1,502
   JP Morgan & Co.                                 1,000               1,001              1,000            1,000
   Bank of New York                                  500                 499                500              500
   Chase Manhattan Bank                              500                 502                501              501
Bank certificates of deposit
   Bankers Trust Co.                                 400                 400                400              401



                                                                    1998

                                            -------------------------------------------------------------------------
                                               Principal                             Carrying          Market

                                                 Amount             Cost              Value             Value

Commercial paper
      Ford Motor Credit Co.                   $    1,300          $   1,296        $     1,299        $     1,299
Corporate notes
      Associates Corp. of NA                         380                385                380                380
      Minnesota Mining &  Manufacturing Co.          500                502                501                501
      Merrill Lynch                                  300                302                300                301
      International Bank for
         Reconstruction and Development              500                509                503                504
      Merrill Lynch                                  900                900                900                901
      Exxon Capital Corp.                          1,000              1,008              1,005              1,006
      Pitney Bowes                                   250                252                251                252
CoreStates Bank, N.A.
      Money Market Funds                             204                204                204                204
Accrued Interest                                      --                 --                208                208
                                              ----------          ---------        -----------        -----------
Total                                         $    9,234          $   9,265        $     9,453        $     9,460
                                              ==========          =========        ===========        ===========


In 1994, CityFed transferred substantially all of its investment securities to CoreStates Bank, N.A. ("CoreStates") for deposit into an escrow account to be maintained by CoreStates. Certain restrictions exist under the related escrow agreement (see Note 8 - "Temporary Order to Cease and Desist").

During 1986, CityFed invested, as a limited partner, in the limited partnership of CX Partners, L.P., formerly known as Ivan F. Boesky & Company, L.P. ("CX"), the assets of which are now being administered by a liquidating trustee. This limited partnership investment was carried at its net realizable value during 1989. In December 1989, CityFed, along with other limited partners of the limited partnership and others, entered into an agreement concerning the distribution of certain assets of the limited partnership. In January 1990, CityFed received an amount from the limited partnership equal to its initial investment in the limited partnership ($5,017,000). CityFed subsequently received further distributions. In March 1995, CityFed also received $16,682 representing its interest in the amount allocated to the CX-related claims in the Milken Global Settlement. Because of the uncertainty regarding future payments, CityFed is treating them on a cash basis for financial reporting purposes. CityFed is obligated to return all amounts received from the limited partnership to the extent that claims of creditors of the limited partnership cannot be satisfied out of the limited partnership's remaining assets. Based upon consultation with counsel to the limited partnership, CityFed is not aware of any pending or threatened claims that could not be expected to be satisfied out of the limited partnership's remaining assets.

4.   INCOME TAXES

The Company was the parent company of an affiliated group of corporations that filed consolidated income tax returns. On December 7, 1989, the OTS appointed the RTC as receiver for City Federal. A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created by the OTS. City Savings acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed's liability for Federal income taxes for the tax years through 1990 were calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institution created by the OTS to acquire the assets and liabilities of City Federal. For its tax years 1991 through 1998, CityFed has filed its Federal income tax returns on a separate Company basis, which excludes City Federal and the successor institution. (See Note 2).

At December 31, 1999, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $21,056,000 that expire in various years through 2010. Operating loss carryforwards for New Jersey, Massachusetts and Florida state tax purposes, which expire in various years through 2009, were approximately $2,779,000, $354,000 and $993,000, respectively, at December 31, 1999.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards. The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 1999 and 1998 are as follows:

                                                    1999               1998

 Deferred tax assets:

        Operating loss carryforwards          $   7,382,711      $    7,439,331

        Contingency reserve                       4,342,754           4,423,600
                                              -------------      ---------------
        Other liabilities                         1,801,574           1,777,521

 Total deferred tax assets                       11,725,465          11,862,931
                                              -------------      ---------------

 Deferred tax liabilities:

        Fixed asset depreciation                        -                   -
                                              -------------      ---------------

 Total deferred tax liabilities                         -                   -
                                              -------------      ---------------

 Net deferred tax asset before
 valuation allowance
                                                 11,725,465          11,862,931


 Valuation allowance                             11,725,465          11,862,931
                                              -------------      ---------------

 Net deferred tax asset                       $         -        $          -
                                              =============      ===============

There was a $137,466 and a $1,411,865 decrease in the valuation allowance for the years ended December 31, 1999 and 1998, respectively.

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

The Company suspended dividend payments in July of 1989. At December 31, 1999, cumulative unpaid dividends totaled $56.0 million ($22.05 per share) and $34.7 million ($4.20 per share) for the Series B and C preferred stock, respectively.

6.   STOCK OPTION AND DEFERRED COMPENSATION PLANS

City Federal maintained a Deferral Agreement Deferred Compensation Plan pursuant to which it administered a deferral agreement with the Company's former Chairman, Gilbert G. Roessner. Under this plan, Mr. Roessner could convert deferred compensation into stock units, each stock unit representing one hypothetical share of the Company's Common Stock. The conversion price was based on the fair market value of the Common Stock. Unless otherwise elected, the stock units were payable in monthly installments after termination of service. Distributions were in the form of shares of common stock or, in certain circumstances, cash. Each stock unit outstanding at August 5, 1985 represented one hypothetical share of Common Stock and 0.592 shares of Series C Junior Preferred Stock. As a result of the receivership of City Federal, the Company no longer receives funds from City Federal in connection with the distribution to Mr. Roessner of common stock under the plan. Accordingly, the Company has not included the stock units that may be issued under this plan in its 1999, 1998 and 1997 net loss per share calculations. See Note 8 for claim of Mr. Roessner against the Company relating to this plan and other deferred compensation arrangements for which the Company has not recorded a liability in the accompanying financial statements.

The Company maintained an Amended Directors' Deferred Compensation Plan under which it entered into deferral agreements with certain officers and directors which also provided for the conversion of deferred compensation into stock units. In December 1989, all participating officers and directors received complete distributions of their interests in this plan. As discussed in Note 8, the RTC, as receiver for City Federal, caused an action to be filed seeking the return of such distributions, which action was settled in June 1993.

The Company has reserved 948,000 shares of common stock to fund the obligations under both the Amended Directors' Deferred Compensation Plan and the Deferral Agreement Deferred Compensation Plan. Information with respect to compensation converted to stock units under these plans is as follows:

                                                                      Deferred
                                    Stock             Per           Compensation
                                    Units            Share             Balance
                                                                       (000's)


  Balance, December 31, 1999,
       1998 and 1997               159,869       $     4.472       $       715
                                ==========       ===========       ===========


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

8. COMMITMENTS AND CONTINGENCIES


In the Matter of CityFed Financial Corporation,  OTS Order No. AP 94-26 (June 2,
1994) - On June 2, 1994, the Office of Thrift Supervision issued a Notice of Charges against CityFed and against Gordon E. Allen, John W. Atherton, Jr., Edwin M. Halkyard, Alfred J. Hedden, Peter R. Kellogg, William A. Liffers and Gilbert G. Roessner, who are current or former directors or officers of CityFed and of CityFed's former subsidiary, City Federal.

The OTS charges that CityFed failed to maintain the net worth of City Federal at levels required by applicable capital requirements in violation of a Stipulation dated December 4, 1984. CityFed had provided the Stipulation to the Federal Savings and Loan Insurance Corporation in connection with the approval by the Federal Home Loan Bank Board of CityFed's acquisition of City Federal in December 1984. FHLBB Resolution No. 84-664, dated November 21, 1984, approved CityFed's acquisition of City Federal on the condition that, among other things, CityFed provide the Stipulation to the FSLIC. The Stipulation provided that, as long as CityFed controlled City Federal, CityFed would cause the net worth of City Federal to be maintained at a level consistent with that required by regulations and would infuse sufficient additional equity capital, in a form satisfactory to the regulators, to effect compliance with the capital requirement.

The OTS charges that CityFed was unjustly enriched and that its violations involve reckless disregard for the law or any applicable regulations or prior order of either the FHLBB or the OTS. The Notice of Charges seeks restitution in an amount not less than $118.4 million, which the OTS alleges represents the regulatory capital deficiency reported by City Federal in the fall of 1989.

The OTS also seeks a civil money penalty against CityFed on the grounds that CityFed allegedly "knowingly" committed the alleged violations described above and allegedly "knowingly or recklessly caused a substantial loss to City Federal." The amount of the civil money penalty assessed against CityFed in the Notice of Charges is $2,649,600.

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

The OTS charges that the individual Respondents had an affirmative obligation to see that CityFed complied with its net worth maintenance. The OTS alleges that some of the Respondents (Messrs. Allen, Atherton, Hedden, Kellogg and Roessner) were unjustly enriched through CityFed's payment of their legal expenses with CityFed assets, an allegation that refers to the advancement by CityFed, pursuant to its obligations in its Bylaws and Restated Certificate of Incorporation, of litigation expenses to those Respondents in the RTC action in the United States District Court for the District of New Jersey, Resolution Trust Corporation v. Atherton, et al., Civil Action No. 93-1811 (consolidated with Resolution Trust Corporation v. Simmons, et al., Civ. Action No.
92-5261-B). The Notice of Charges requests that an order be entered by the Director of the OTS requiring the Respondents to make restitution, reimburse, indemnify or guarantee the OTS against loss in an amount not less than $400,000, which the OTS alleges represents the amount of legal expenses CityFed paid on their behalf from April to December 1993.

In the Notice of Charges, the OTS also assesses a civil money penalty against the individual Respondents on the grounds that they allegedly "violated a condition imposed in writing and/or a written agreement." The amount of civil money penalties assessed against the Respondents is $51,750 each.

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

On February 1, 1996, the Administrative Law Judge granted OTS' Motion for Partial Summary Disposition and denied motions by CityFed and the individual Respondents. The ALJ concluded that CityFed's retention of dividends and other funds received from its former subsidiary, City Federal, would constitute "unjust enrichment" within the meaning of 12 U.S.C. Section 1818(b)(6), giving rise to liability for restitution, and that the net worth maintenance Stipulation was enforceable by the OTS against CityFed.

On August 20, 1997, then OTS Director Nicolas Retsinas reversed the ALJ's recommendation of summary disposition on the OTS net worth maintenance claim against CityFed. The Director held that there were disputed issues of fact on that claim that precluded summary judgment, and he remanded the case to the ALJ for further proceedings consistent with his decision. On remand, the ALJ lifted the stay of proceedings, and allowed CityFed and OTS to engage in discovery on the net worth maintenance claim.

Also on June 2, 1994, the OTS issued a Temporary Order to Cease and Desist ("Temporary Order") against CityFed. The Temporary Order sought to "freeze" CityFed's assets by placing them in various respects under the control of the OTS. CityFed and several of the individual Respondents attempted to have the Temporary Order set aside in court, but that attempt was unsuccessful.

On October 26, 1994, CityFed and the OTS entered into an Escrow Agreement with CoreStates Bank, N.A. (now First Union Bank) pursuant to which CityFed transferred substantially all of its assets to CoreStates for deposit into an escrow account. The Escrow Agreement provides CityFed with $15,000 per month for normal business expenses and allows CityFed to sell and purchase securities in the escrow account. CityFed's assets in the escrow account continue to be invested in money market instruments with a maturity of one year or less and money market mutual funds. Core States also disburses funds to CityFed from the Escrow Account, as directed by OTS, to cover expenses which cannot be covered by the regular $15,000 monthly allotment. Since the remand of the OTS administrative proceeding, CityFed and OTS have engaged in only limited discovery. As yet, no deadline has been fixed by the ALJ for the conclusion of discovery, the filing of dispositive motions, or a hearing.

CityFed and the OTS have engaged in settlement negotiations. CityFed is presently awaiting written documentation by OTS Enforcement Counsel of a settlement proposal currently under consideration. CityFed contemplates that in conjunction with or following any such settlement with OTS, CityFed may undergo a reorganization, possibly through a bankruptcy proceeding.

For further information regarding the Stipulation, see "First RTC Action" below.

First RTC Action On December 7, 1992, the RTC in its capacity as receiver for City Savings, and the RTC in its corporate capacity, filed the First RTC Action in the N.J. Court against CityFed and against two former officers of City Federal. In its complaint in the First RTC Action, the RTC, in its corporate capacity, sought, inter alia, to recover damages in excess of $12 million against CityFed resulting from CityFed's alleged violation of the Stipulation to maintain the net worth of City Federal.

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

On January 2, 1996, the Federal Deposit Insurance Corporation ("FDIC"), as statutory successor to the RTC, filed a Third Amended Complaint ("Third Amended Complaint") in the Second RTC Action. The Third Amended Complaint alleges that the defendants in the Second RTC Action are liable for negligence as well as gross negligence and breach of fiduciary duty under federal common law. In all other respects, the Third Amended Complaint is identical to the Second Amended Complaint. On February 14, 1996, some of the defendants in the Second RTC Action filed a motion to dismiss the Third Amended Complaint. The hearing on that motion that had been set for April 15, 1996, was postponed indefinitely in light of a number of settlements in the Second RTC Action.

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

Because of the Temporary Order and the Escrow Agreement, CityFed is not continuing to advance expenses in connection with any of the indemnification and advancement requests referred to above. It is not yet clear whether, as a result of the Third Circuit's decision in the Ridder Action discussed below, CityFed will be required, notwithstanding the existence of the Temporary Order and the Escrow Agreement, to advance expenses to the defendants in the Ridder Action, and to current or former officers, directors and employees of CityFed who are or were parties in other actions or proceedings, including the Second RTC Action and related proceedings, and proceedings relating to the Notice of Charges and the Temporary Order. It is also not yet clear whether CityFed will be required to make payments of legal fees and expenses to the individuals who have settled with the RTC or FDIC in the Second RTC Action or to make payments to the RTC or FDIC in respect of the indemnification claims assigned to the RTC or FDIC by some of the individuals who have settled with the RTC or FDIC. For more information regarding these settlements and assignments of indemnification rights, see "Second RTC Action" above.

CityFed received a letter dated June 21, 1995, from Skadden, Arps, Slate, Meagher & Flom ("Skadden"), which is counsel for Gordon Allen, Marshall Criser, Edwin Halkyard, Peter Kellogg, William Liffers and Victor Pelson ("Outside Directors"), who are or were parties to one or more of the following matters (collectively, the "Cases"): (1) the Second RTC Action; (2) the efforts to set aside the Temporary Order; (3) the Supreme Court Case; and (4) the administrative enforcement proceeding brought by the OTS against CityFed and the Respondents. In the letter, the Outside Directors demanded that, pursuant to CityFed's Bylaws and Restated Certificate of Incorporation, and in light of the Order issued in the Ridder Action described below, CityFed pay all outstanding invoices from Skadden for legal services rendered to the Outside Directors in connection with the Cases. The letter states that, if CityFed refuses to make the payments demanded, the Outside Directors will consider taking appropriate legal action to enforce their rights. CityFed received a similar letter from Venable, Baetjer, Howard & Civiletti, counsel for John Kean, who was a party to the Second RTC Action, as well as from Alfred J. Hedden, Gilbert G. Roessner, and Gordon Allen, who were or are parties to the Cases. CityFed is considering what action to take in response to these letters. CityFed expects that it may receive other, similar letters demanding payment from other current or former directors and officers who were or are parties to one or more of the Cases.

Through December 31, 1999, CityFed received but has not paid bills totaling $4,420,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases.

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

Ridder Action On April 19, 1993, Willem Ridder, John Hurst, Lyndon Merkle and Gregory DeVany, former employees of City Collateral and Financial Services, Inc., a subsidiary of City Federal, filed a complaint against CityFed in the United States District Court in Newark, New Jersey. Ridder, et al. v. CityFed Financial Corp., Civil Action No. 93-1676. The Ridder plaintiffs sought advancement of their legal expenses incurred in the defense of an action for fraud and breach of fiduciary duty brought against them by the Resolution Trust Corporation, Resolution Trust Corporation v. Fidelity and Deposit Company, et al., Civil Action No. 92-1003 (D.N.J.) ("F&D Action"). CityFed denied all liability.

The New Jersey District Court entered summary judgment in favor of CityFed. However, on appeal, the United States Court of Appeals for the Third Circuit reversed and held that the Ridder plaintiffs were entitled to have their defense costs advanced by CityFed under Delaware law and CityFed's bylaws. On remand, the District Court entered an Order directing CityFed to pay the plaintiffs $437,400, for legal expenses incurred through December 31, 1994, plus interest in the amount of $13,955.13. The injunction also required CityFed to advance legal expenses to the Ridder plaintiffs from January 1, 1995, forward.

Because of the asset freeze resulting from the Temporary Cease and Desist Order entered in the OTS proceeding, CityFed was unable to comply with the District Court's order to pay money to the Ridder plaintiffs and to advance future legal expenses. CityFed sought permission from OTS to make the payments, but that permission was denied. Consequently, on August 2, 1995, CityFed appealed the District Court's injunction to the Third Circuit, arguing that the District Court had abused its discretion by ordering CityFed to make payments it knew CityFed could not make because of the Temporary Order. On April 18, 1996, the Third Circuit ruled in CityFed's favor, vacating the injunction and directing that the matter be returned to the District Court for further proceedings.

The Ridder plaintiffs made a number of attempts thereafter to have the Temporary Order modified or lifted in order to permit CityFed to advance legal expenses to them. These were all unsuccessful, and the District Court in New Jersey eventually entered a stay of proceedings in the case pending the conclusion of the OTS administrative action against CityFed or the lifting of the Temporary Order. The Ridder Plaintiffs appealed this stay order to the Third Circuit.

In the meantime, the Ridder Plaintiffs settled the F&D Action with the Federal Deposit Insurance Corporation (which succeeded the RTC as plaintiff when that agency ceased to exist). As a result of that settlement and the termination of the F&D Action, there was no longer any prospect that the Ridder Plaintiffs would suffer irreparable harm because of any alleged inability to pay for their legal defense in the F&D Action. There was consequently no remaining basis on which a court could issue an injunction requiring CityFed to advance counsel fees and expenses to the Ridder Plaintiffs. The Ridder Plaintiffs would have to amend their Complaint in the District Court to seek indemnification for legal expenses rather than advancement of legal expenses, and CityFed gave notice that it intended to challenge their right to indemnification.

On December 29, 1999, while their appeal was still before the Third Circuit, the Ridder Plaintiffs agreed to settle all of their claims against CityFed for a single lump sum payment by CityFed to them of $140,000. That payment has been made. The Ridder plaintiffs have released CityFed from any further liability to them, and all litigation by the Ridder Plaintiffs against CityFed has been dismissed with prejudice.

Supervisory Goodwill Action The United States Supreme Court held in the Winstar case that the loss by a financial institution of supervisory goodwill carried on its books as a consequence of earlier supervisory mergers, as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, constituted a breach of contract by the United States. On August 7, 1995, CityFed, acting in its own right and as shareholder of City Federal Savings Bank, filed a civil action in the United States Court of Federal Claims seeking damages for loss of supervisory goodwill on its books as a result of various acquisitions by City Federal of troubled depository institutions. CityFed Financial Corp., in its own right and in its capacity as Shareholder of City Federal Saving Bank, Bedminster, New Jersey v. United States of America, No. 95-508c. CityFed's case is one of more than one hundred supervisory goodwill cases currently pending in the Court of Federal Claims. The Court has adopted case management procedures to govern the priority and handling of these cases, and CityFed's counsel is participating with other plaintiffs' counsel in coordinated prosecution of these cases.

The FDIC has intervened as a plaintiff in each supervisory goodwill case involving a closed institutions where there is claimed to be a deficit in the receivership estate. CityFed's case is such a case, and the FDIC has intervened as a plaintiff in CityFed's case. The FDIC claims that, as receiver, it is the proper party to assert goodwill claims, since its receivership claim likely exceeds any potential goodwill recovery. The Court has permitted the FDIC to participate in the prosecution of such goodwill claims, but not to the exclusion of other plaintiffs. The Court has not yet determined whether the FDIC will be entitled to some or all of the recovery in such cases. CityFed's supervisory goodwill case remains stayed, pursuant to the Court's case management procedures, while the Court completes discovery and trials in other supervisory goodwill cases.

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

CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At December 31, 1999, the Company has a $6.4 million contingency reserve representing the current minimum expenses relating to pending litigation estimated to be incurred and provision for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve reflects expected costs to defend against the claims and negotiated settlement amounts. The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments (other than amounts prior to December 1999 relating to the Ridder Action) as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:


          Balance - December 31, 1996                 $       6,734,000


          Charges                                              (34,000)

                                                      -----------------

          Balance - December 31, 1997                         6,700,000
                                                      -----------------

          Charges                                              (85,000)

                                                      -----------------

          Balance - December 31, 1998                         6,615,000
                                                      -----------------

          Charges                                             (262,000)

                                                      -----------------

          Balance - December 31, 1999                 $       6,353,000
                                                      =================


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

The current directors of CityFed are as follows:

                                      Positions Held                   Director
          Name                        With CityFed           Age (1)   Since (2)
          ----                        --------------        --------   ---------

Class I-Term Expired 1994

Gordon E. Allen                       Director                 73        1984

John W. Atherton, Jr.                 Director, Chairman,      57        1987
                                      President, Chief
                                      Executive Officer
                                      and Treasurer

Class II-Term Expired 1992

Peter R. Kellogg                      Director                 56        1984

Class III-Term Expired 1993

Edwin M. Halkyard                     Director                 65        1988

Directors Elected by the Holders
of Series B Stock

Richard N. Morash                     Director                 57        1991

Stephen L. Ranzini                    Director                 34        1991

----------------------------------

(1) At January 31, 2000.

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

Mr. Kellogg is Senior Managing Director and Chief Executive Officer of Spear, Leeds & Kellogg, New York, New York, a specialist firm on the New York Stock Exchange. Mr. Kellogg is a member of the New York Stock Exchange and the American Stock Exchange. He is President of IAT Reinsurance Syndicate, Ltd., a Bermuda insurance company, and, until its liquidation in 1986, President and a director of Interstate Air Taxi, Inc., New York, New York, a commuter airline service. Mr. Kellogg is a director of First Options of Chicago, Inc., an options clearing firm, Advest Group, Inc., a publicly-traded regional brokerage firm, and The Ziegler Companies, Inc., a publicly-traded regional brokerage firm.

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

Mr. Ranzini has been Chairman (since November 1997) and, since July 1988, President and Chief Executive Officer of University Bancorp Inc. (formerly known as Newberry Bancorp Inc.), the holding company for University Bank ("Bank"), formerly known as The Newberry State Bank, in Newberry, Michigan. Mr. Ranzini is also a director of University Bancorp, Inc. In November, 1994, he became the President of the Bank, in December 1995, he became Senior Vice President Mortgage Banking of the Bank, in November 1997, he became President and Chief Executive Officer of the Bank, and, in January 1994, became a director of the Bank. Mr. Ranzini is also Director and Treasurer of Michigan BIDCO, a community development lending organization (May 1993 to present) and a Director of Municipal Bankers Corp., an investment company listed on the Toronto Stock Exchange (July 1997 to present).

EXECUTIVE OFFICERS

CityFed has no current executive officers, other than John W. Atherton, Jr. All executive officers are appointed annually by the Board and serve for one-year terms.

See Item 1., "Description of Business" concerning the receivership of City Federal.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of CityFed's knowledge, all directors, officers and more than 10% beneficial owners of CityFed have filed all reports on Forms 3, 4 and 5 required to be filed by them for the year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Mr. Atherton received an annual salary of $100,000 during 1999 and continues to be paid at the same rate in 2000. The Board approved an additional payment to him of $35,000 in December 1999.

CityFed does not have employment agreements with any of its officers.

The following table sets forth information concerning the compensation paid or accrued by CityFed for CityFed's one officer whose aggregate compensation exceeded $100,000 in 1999.


                                                                               Annual Compensation

                                                              ----------------- -------------- --------------------
     Name and Principal                                                                            Other Annual
     Position                                      Year          Salary($)        Bonus($)        Compensation ($)
     --------                                      ----          ---------        --------        ----------------

     John W. Atherton, Jr.                         1999           100,000          35,000            18,055 (1)

     Chairman, Director,                           1998           100,000          35,000            15,922 (1)

     President, Chief Executive Officer and        1997           100,000          35,000            14,989 (1)
     Treasurer


-------------------------------

(1) Represents amounts paid for Mr. Atherton's health insurance and for life insurance for which Mr. Atherton may designate the beneficiary.

DIRECTORS' COMPENSATION

Directors of CityFed receive a meeting fee of $1,000 for each meeting attended. The Board held four meetings during 1999. No remuneration is paid for telephone meetings. Directors of CityFed who are compensated as officers of CityFed do not receive separate compensation for service on the Board of Directors of CityFed.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Securities Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known to CityFed to own, or who may be deemed to own, beneficially more than five percent of any class of voting stock of CityFed (Common Stock, Series B Stock or Series C Stock) as of February 28, 2000. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the stock indicated. Information contained in the table is based on reports filed with or information otherwise supplied to CityFed by the listed beneficial owners.


---------------------------------------------------------------------------------------------------------
  Name and Address of Beneficial Owner                 Number of Shares               Percent Percent
  ------------------------------------                 Beneficially Owned               of Class
                                                       ------------------               --------
---------------------------------------------------------------------------------------------------------
  Lehigh Financial Corp.                              1,365,000(1)           7.29  percent  of the Common
  950 Stuyvesant Avenue                                                      Stock
  Union, New Jersey  07083

---------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------

  Glenn F. Woo                                        1,776,435(2)           7.25  percent  of the Common
  10 Exchange Place                                                          Stock  and 5.09  percent  of
  Jersey City, New Jersey  07302                                             the Series C Stock
---------------------------------------------------------------------------------------------------------

  Joseph L. Ranzini                                     445,800(3)           17.56  percent of the Series
  959 Maiden Lane                                                            B Stock
  Ann Arbor, Michigan  48105

       and
  Stephen L. Ranzini
  959 Maiden Lane
  Ann Arbor, Michigan  48105

---------------------------------------------------------------------------------------------------------
  James R. Connacher                                       452,550           1.59  percent  of the Common
  514 St. Clair Avenue East                                                  Stock  and 6.12  percent  of
  Toronto, Ontario, Canada M4                                                the Series B Stock

---------------------------------------------------------------------------------------------------------
  Frank A. Constantini                                     452,550           1.59  percent  of the Common
  41 Glen Road                                                               Stock  and 6.12  percent  of
  Toronto, Ontario, Canada M4                                                the Series B Stock

---------------------------------------------------------------------------------------------------------

  Peter T. Hyland                                          450,050           1.59  percent  of the Common
  129 Oarfield Avenue                                                        Stock  and 6.12  percent  of
  Toronto, Ontario, Canada M4                                                the Series B Stock

---------------------------------------------------------------------------------------------------------
  Philadelphia Bourse, Inc.                              1,756,292           21.27  percent of the Series
  Suite 120                                                                  C Stock
  4601 Forbes Boulevard
  Lanham, Maryland 20706-4313

---------------------------------------------------------------------------------------------------------

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

SECURITIES OWNERSHIP OF MANAGEMENT

The following table sets forth information concerning the shares of Common Stock, Series C Stock and Series B Stock beneficially owned by each director of CityFed, and by all officers and directors as a group, as of February 28, 2000. Except as otherwise noted, each beneficial owner listed has sole investment and voting powers with respect to the stock indicated.

Common Stock

                                           Number of Shares             Percent
   Name                                   Beneficially Owned            of Class
   ----                                   ------------------            --------

   Gordon E. Allen                               2,243                      (1)
   John W. Atherton, Jr.                        31,105 (2)                  (1)
   Edwin M. Halkyard                             2,500 (3)                  (1)
   Peter R. Kellogg                              8,824 (4)                  (1)
   Richard N. Morash                            97,502                      (1)
   Stephen L. Ranzini                                0                       0

   All Directors and Officers as a
   Group                                       142,174 (2)                  (1)
   (6 Persons)

----------------------------

(1) Less than 1.0%.

(2) Includes 19,169 shares held by Mr. Atherton's wife and 7,168 shares held in custodial accounts for Mr. Atherton's children with respect to which Mrs. Atherton is custodian.

(3) Held jointly with Mr. Halkyard's wife.

(4) Held by a trust of which Mr. Kellogg is trustee.


Series C Stock
--------------
                                             Number of Shares          Percent
   Name                                     Beneficially Owned         of Class
   ----                                     ------------------         --------
   Gordon E. Allen                                  119                   (1)
   John W. Atherton, Jr.                          4,402 (2)               (1)
   Edwin M. Halkyard                                  0                     0
   Peter R. Kellogg                             379,888 (3)              4.60
   Richard N. Morash                             49,511                   (1)
   Stephen L. Ranzini                                 0                     0

   All Directors and Officers as a
   Group                                       433,920                  5.26
   (6 Persons)

----------------------------

(1) Less than 1.0%.

(2) Includes 4,402 shares held in custodial accounts for Mr. Atherton's children with respect to which Mr. Atherton's wife is custodian.

(3) Includes 379,888 shares held by two trusts of which Mr. Kellogg is a trustee. This information is based on the Schedule 13D filed by Mr. Kellogg on February 14, 1991.


Series B Stock
--------------

                                              Number of Shares          Percent
   Name                                      Beneficially Owned        of Class

   Gordon E. Allen                                      0                     0
   John W. Atherton, Jr.                              150                   (1)
   Edwin M. Halkyard                                    0                     0
   Peter R. Kellogg                                     0                     0
   Richard N. Morash                                    0                     0
   Stephen L. Ranzini                             445,800 (2)             17.56

   All Directors and Officers as a Group          445,950 (2)             17.56
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

                                           CITYFED FINANCIAL CORP.


Date: March  29, 2000                      By:/s/ John W. Atherton, Jr.
                                              ---------------------------
                                              John W. Atherton, Jr.
                                              President, Chief Executive Officer
                                              and Treasurer (Principal Executive
                                              and Financial Officer)



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon E. Allen                         March 28, 2000
---------------------------
Gordon E. Allen
Director

/s/ John W. Atherton, Jr.                   March 29, 2000
---------------------------
John W. Atherton, Jr.
Chairman, President, Chief Executive
Officer, Treasurer and
Director (Principal Executive,
Financial and Accounting Officer)

/s/ Edwin M. Halkyard                       March 28, 2000
---------------------------
Edwin M. Halkyard
Director

/s/ Peter R. Kellogg                        March 16, 2000
---------------------------
Peter R. Kellogg
Director

/s/ Richard N. Morash                       March 28, 2000
---------------------------
Richard N. Morash
Director

/s/ Stephen L. Ranzini                      March 28, 2000
---------------------------
Stephen L. Ranzini
Director

Exhibit Index
-------------

       Exhibit
--------------

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


58