Form 10QSB
period 2000-03-31
CITYFED FINANCIAL CORP
filed 2000-05-15
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 2000, the number of shares of outstanding common stock was 18,715,609.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL CONDITION
March 31, 2000 and December 31, 1999
(Dollars in Thousands)
                                                    March 31, 2000    December 31,
                                                    --------------    ------------
                                                      (Unaudited)       1999
                                                      -----------       ----
ASSETS
------

Cash                                                $         51      $         63
Investment securities at amortized cost
      (Market value $9,487 in 2000 and
      $9,430 in 1999)                                      9,495             9,444
Other assets                                                 145               145
                                                    ------------      ------------

TOTAL ASSETS                                        $      9,691      $      9,652
                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  Contingency reserve                               $      7,389      $      6,353
  Other liabilities                                        4,467             4,504
                                                    ------------      ------------
           Total liabilities                              11,856            10,857
                                                    ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, 30,000,000 shares authorized:
     $2.10 cumulative convertible, Series B, $25
          par value, issued and outstanding:
          2,538,850 in 2000 and 1999                      63,471            63,471
     Series C Junior, cumulative, $.01 par value,
          liquidation preference $3.00 per share,
          shares issued and outstanding: 8,257,079
          in 2000 and 1999                                63,471            63,471
   Common stock, $.01 par value, 100,000,000
          issued:  18,914,609 in 2000 and 1999,
          outstanding: 18,715,609 in 2000 and 1999
   Additional paid-in capital                            108,868           108,868
   Accumulated deficit                                  (173,774)         (172,814)
   Treasury stock (199,000 shares of common stock)        (1,000)           (1,000)
                                                    ------------      ------------

      Total stockholders' deficiency                      (2,165)           (1,205)
                                                    ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $      9,691      $      9,652
                                                    ============      ============

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2000 and 1999
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                Three Months Ended
                                                ------------------
                                                      March 31,
                                                      ---------
                                               2000           1999
                                               ----           ----

INCOME:
  Interest on investments               $       132    $       113
  Other income                                   24              -
                                        -----------    -----------

   Total income                                 156            113
                                        -----------    -----------

EXPENSES:
  Compensation and employee benefits             35             35
  Other operating expenses                       44             29
                                        -----------    -----------

   Total expenses                                79             64
                                        -----------    -----------

INCOME FROM CONTINUING OPERATIONS                77             49

LOSS FROM DISCONTINUED OPERATIONS            (1,037)             -
                                        -----------    -----------

NET (LOSS) INCOME                       $    (  960)   $        49
                                        ===========    ===========


NET LOSS AVAILABLE FOR COMMON
STOCKHOLDERS

BASIC LOSS PER SHARE:
  From continuing operations            $     (0.11)   $     (0.11)
  From discontinued operations          $     (0.06)   $         -
  Net loss                              $     (0.17)   $     (0.11)

AVERAGE SHARES OUTSTANDING               18,715,609     18,715,609

DIVIDENDS PER COMMON SHARE                        -              -

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2000 and 1999
(Dollars in (Unaudited)

                                                              2000        1999
                                                              ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                      $    184    $    202
   Operating expenses                                         (117)       (120)
   Other income                                                 24           -
                                                          --------    --------

     Net cash provided by  operating activities                 91          82
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in investment securities                          (103)       (105)
                                                          --------    --------

     Net cash used in investing activities                    (103)       (105)
                                                          --------    --------

NET DECREASE IN CASH                                           (12)        (23)

CASH AT BEGINNING OF PERIOD                                     63          48
                                                          --------    --------

CASH AT END OF PERIOD                                     $     51    $     25
                                                          ========    ========

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
   Net (loss) income                                      $   (960)   $     49
   Loss from discontinued operations                         1,037           -
   Contingency reserve payments                                 (6)        (15)
   Decrease in accrued income and expense, net                  20          48
                                                          --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 $     91    $     82
                                                          ========    ========


See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 (UNAUDITED)

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

      As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At March 31, 2000, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

2. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 ("1999 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results and financial position for the periods presented.

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of the Company's preferred stock are cumulative. At March 31, 2000, dividends in arrears were $57.3 million and $35.5 million on the Company's Series B and Series C Stock, respectively.

4.    COMMITMENTS AND CONTINGENCIES

      IN THE MATTER OF CITYFED FINANCIAL CORPORATION, OTS Order No. AP 94-26 (June 2, 1994). On June 2, 1994, the Office of Thrift Supervision issued a Notice of Charges ("OTS Action") against CityFed Financial Corp. ("CityFed") and against Gordon E. Allen, John W. Atherton, Jr., Edwin M. Halkyard, Alfred J. Hedden, Peter R. Kellogg, William A. Liffers and Gilbert G. Roessner ("Individual Respondents"), who are current or former directors or officers of CityFed and of CityFed's former subsidiary, City Federal.

      The OTS charged that CityFed failed to maintain the net worth of City Federal at levels required by applicable capital requirements in violation of a Stipulation dated December 4, 1984. CityFed had provided the Stipulation to the Federal Savings and Loan Insurance Corporation in connection with the approval by the Federal Home Loan Bank Board of CityFed's acquisition of City Federal in December 1984. Federal Home Loan Bank Board ("FHLBB") Resolution No. 84-664, dated November 21, 1984, approved CityFed's acquisition of City Federal on the condition that, among other things, CityFed provide the Stipulation to the Federal Savings and Loan Insurance Corporation. The Stipulation provided that, as long as CityFed controlled City Federal, CityFed would cause the net worth of City Federal to be maintained at a level consistent with that required by regulations and would infuse sufficient additional equity capital, in a form satisfactory to the regulators, to effect compliance with the capital requirement.

      The OTS charged that CityFed was unjustly enriched and that its violations involved reckless disregard for the law or applicable regulations or prior order of either the FHLBB or the OTS. The Notice of Charges sought restitution in an amount not less than $118.4 million, which the OTS alleged to be the regulatory capital deficiency reported by City Federal in the Fall of 1989.

      The OTS also sought a civil money penalty against CityFed on the grounds that CityFed allegedly "knowingly" committed the alleged violations described above and allegedly "knowingly or recklessly caused a substantial loss to City Federal." The amount of the civil money penalty assessed against CityFed in the Notice of Charges was $2,649,600.

      The Crime Control Act of 1990 provides that commitments to maintain the capital of federally insured depository institutions, such as City Federal, are afforded a priority over other unsecured claims in a bankrupt corporation's estate to the extent provided in 11 U.S.C. Section 507(a). Thus, if CityFed was held liable for the amount of capital that would have been required to cause City Federal to meet its regulatory capital requirements, a claim based on such liability would have priority over other unsecured claims against CityFed's estate in bankruptcy to the extent provided in such section.

      The OTS charged that the individual Respondents had an affirmative obligation to see that CityFed complied with its net worth maintenance. OTS alleged that some of the Respondents (Messrs. Allen, Atherton, Hedden, Kellogg and Roessner) were unjustly enriched through CityFed's payment of their legal expenses with CityFed assets, an allegation that refers to the advancement by CityFed, pursuant to its obligations in its Bylaws and Restated Certificate of Incorporation, of litigation expenses to those Respondents in the RTC action in the United States District Court for the District of New Jersey, RESOLUTION TRUST CORPORATION V. ATHERTON, ET AL.,

      Civil Action No. 93-1811  (consolidated  with RESOLUTION TRUST CORPORATION
      V. SIMMONS, ET AL., Civil Action No. 92-5261-B). The Notice of Charges requested that an order be entered by the Director of the OTS requiring the Respondents to make restitution, reimburse, indemnify or guarantee the OTS against loss in an amount not less than $400,000, which OTS alleged to be the amount of legal expenses CityFed paid on their behalf from April to December 1993.

      In the Notice of Charges, the OTS also assessed a civil money penalty against the individual Respondents on the grounds that they allegedly "violated a condition imposed in writing and/or a written agreement." The amount of civil money penalties assessed against the Respondents was $51,750 each.

      On February 1, 1996, the Administrative Law Judge granted OTS' Motion for Partial Summary Disposition and denied such motions by CityFed and the Individual Respondents. The Administrative Law Judge ("ALJ") concluded that CityFed's retention of dividends and other funds received from its former subsidiary, City Federal, constituted "unjust enrichment" within the meaning of 12 U.S.C. Section 1818(b)(6), giving rise to liability for restitution, and that the net worth maintenance Stipulation was enforceable by the OTS against CityFed.

      On August 20, 1997, then OTS Director Nicolas Retsinas reversed the ALJ's recommendation of summary disposition on the OTS net worth maintenance claim against CityFed. The Director held that there were disputed issues of fact on that claim that precluded summary disposition, and he remanded the case to the ALJ for further proceedings consistent with his decision.

      Also on June 2, 1994, the OTS issued a Temporary Order to Cease and Desist ("Temporary Order") against CityFed. The Temporary Order sought to "freeze" CityFed's assets by placing them in various respects under the control of OTS. CityFed and several of the individual Respondents attempted to have the Temporary Order set aside in court, but that attempt was unsuccessful.

      On October 26, 1994, CityFed and the OTS entered into an Escrow Agreement with CoreStates Bank, N.A. (now First Union National Bank) pursuant to which CityFed transferred substantially all of its assets to First Union Bank for deposit into an escrow account. The Escrow Agreement provides CityFed with $15,000 per month for normal business expenses and allows CityFed to sell and purchase securities in the escrow account. CityFed's assets in the escrow account continue to be invested in money market instruments with a maturity of one year or less and money market mutual funds.

      CityFed, OTS and the Federal Deposit Insurance Corporation ("FDIC") are engaged in ongoing settlement discussions and have reached an agreement in principle to settle the OTS claim. The parties are presently engaged in documenting the settlement and in securing necessary approvals.

      As presently contemplated, the settlement would become effective upon the issuance of an Order by the OTS accepting an offer of settlement ("Settlement"). The terms of the Settlement would include the following:

            o CityFed would pay to the FDIC, as receiver for City Federal, $3,169,115;

            o CityFed would assign to the FDIC all of CityFed's interest in its goodwill claim (see "Supervisory Goodwill Action" below);

            o     CityFed  would  convey to the FDIC its  ownership  interest in
                  City  Federal  and  will  give  up  any  claims   against  its
                  receivership estate;

            o The OTS would dismiss with prejudice the OTS Action, and the OTS and the FDIC would give full and complete releases to CityFed and the Individual Respondents;

            o CityFed and the Individual Respondents would give full and complete releases to the OTS and the FDIC; and

            o The OTS would dissolve the Temporary Order and would authorize First Union Bank to release to CityFed all of its assets remaining in the escrow account following payment of the settlement proceeds.

       CityFed contemplates that, if the Settlement is finalized on the terms outlined above, CityFed will, as part of that Settlement, relinquish its ownership interest in City Federal. Following the Settlement, CityFed intends to undergo reorganization, perhaps involving a bankruptcy proceeding. However, under the terms of the Settlement as presently contemplated, the Settlement may be declared null and void if bankruptcy proceedings are instituted by or against CityFed within a stipulated time period. If the Settlement becomes null and void, the OTS and the FDIC would have the right to reinstate all claims against CityFed and the Individual Respondents and could seek to litigate those claims in the bankruptcy court or elsewhere. As noted above, claims based on commitments to maintain the capital of federally insured depository institutions are afforded a priority over other unsecured claims in a bankrupt corporation's estate to the extent provided in 11 U.S.C. Section 507(a).

      While CityFed believes that the Settlement will become effective on the terms outlined above, there can be no assurance that it will be so finalized and, in such event, CityFed will remain subject to the Temporary Order.

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

      If the proposed Settlement described above is finalized, the FDIC will release CityFed from all claims in the First RTC Action.

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

      CityFed is aware that all of the defendants in the Second RTC Action have settled with the RTC or FDIC. The settlement agreement for Victor Pelson includes a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, but only if the OTS and CityFed settle the administrative proceeding or final judgment is entered against CityFed in the proceeding. Mr. Pelson agreed to pay the RTC $650,000 to settle the Second RTC Action. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner include (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments agreed to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, are $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $250,000 for
      Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they made to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action, and Mr. Kellogg agreed to pay $3,000,000. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, John W. Atherton, Jr., Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments.

      If the proposed Settlement described above is finalized, the FDIC will assign any rights it acquired in the settlements described above to CityFed. See "Indemnification Claims" below.

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

      In addition to the First and Second RTC Actions, the Notice of Charges and the "Indemnification Claims Relating to Deferred Compensation Plans" (described below), CityFed is currently aware of several other legal actions and matters with respect to which current or former officers, directors or employees of CityFed or its former subsidiaries have requested that CityFed advance expenses and indemnify them. Except for the indemnification requests relating to the Notice of Charges (which
      CityFed's Board of Directors has not yet considered), CityFed had generally agreed to advance expenses in connection with these requests, except where certain preconditions to advancement and indemnification have not been met or where advancement and indemnification may not be warranted under applicable law.

      Because of the Temporary Order and the Escrow Agreement, CityFed is not continuing to advance expenses in connection with any of the indemnification and advancement requests referred to above. It is not yet clear whether CityFed will be required to make payments of legal fees and expenses to the individuals who have settled with the RTC or FDIC in the Second RTC Action or to make payments to the RTC or FDIC in respect of the indemnification claims assigned to the RTC or FDIC by some of the individuals who have settled with the RTC or FDIC. For more information regarding these settlements and assignments of indemnification rights, see "Second RTC Action" above.

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

      Through March 31, 2000, CityFed received but has not paid bills totaling $4,359,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases.

      If the proposed Settlement described above is finalized, the Temporary Order will be dissolved, and the Escrow Agreement will be terminated. Following the Settlement, CityFed intends to undergo reorganization, perhaps involving a bankruptcy proceeding. It is anticipated that these indemnification claims will be addressed as part of any such reorganization.

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

      RIDDER  ACTION - On April 19,  1993,  Willem  Ridder,  John Hurst,  Lyndon
      Merkle and Gregory DeVany, former employees of City Collateral and Financial Services, Inc., a subsidiary of City Federal, filed a complaint against CityFed in the United States District Court in Newark, New Jersey. RIDDER, ET AL. V. CITYFED FINANCIAL CORP., Civil Action No. 93-1676. The Ridder plaintiffs sought advancement of their legal expenses incurred in the defense of an action for fraud and breach of fiduciary duty brought against them by the Resolution Trust Corporation, RESOLUTION TRUST CORPORATION V. FIDELITY AND DEPOSIT COMPANY, ET AL., Civil Action No. 92-1003 (D.N.J.) ("F&D Action"). CityFed denied all liability.

      On December 29, 1999, the Ridder Plaintiffs agreed to settle all of their claims against CityFed for a single lump sum payment by CityFed to them of $140,000. That payment has been made. The Ridder plaintiffs have released CityFed from any further liability to them, and all litigation by the Ridder Plaintiffs against CityFed has been dismissed with prejudice.

      SUPERVISORY GOODWILL ACTION - The United States Supreme Court held in the WINSTAR case that the loss by a financial institution of supervisory goodwill carried on its books as a consequence of earlier supervisory mergers, as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, constituted a breach of contract by the United States. On August 7, 1995, CityFed, acting in its own right and as shareholder of City Federal, filed a civil action in the United States Court of Federal Claims seeking damages for loss of supervisory goodwill on its books as a result of various acquisitions by City Federal of troubled depository institutions. CITYFED FINANCIAL CORP., IN ITS OWN RIGHT AND IN ITS CAPACITY AS SHAREHOLDER OF CITY FEDERAL SAVING BANK, BEDMINSTER, NEW JERSEY V. UNITED STATES OF AMERICA, No. 95-508c.

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

      If the proposed Settlement described above is finalized, CityFed will assign to the FDIC all of CityFed's interest in its supervisory goodwill case, will cease to be a party to that case, and will have no right to share in the recovery in that case, should there be one.

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

      Several defendants have requested that CityFed reimburse them for the settlement payments made by them under the settlement agreement. CityFed has not responded to the request. It is likely that CityFed will receive similar requests from the other parties to the settlement. CityFed's liability to the individuals remains to be determined; however, CityFed has included in its contingency reserve the full settlement amount of $790,000.

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

      CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At March 31, 2000, the Company has a $7.4 million contingency reserve representing the current minimum expenses relating to pending litigation estimated to be incurred and provisions for negotiated settlement amounts relating to these contingencies. These costs are difficult to project and will be affected by whether these matters are settled or whether the actions proceed to trial. The reserve also includes an amount to reflect the proposed Settlement, amounts for claims asserted for indemnification of expenses and settlements in the Second RTC Action and the claims described above under "Indemnification Claims Relating to Deferred Compensation Plans." The reserve, however, does not include provisions for trial-related expenses or any other potential settlements or adverse judgments as the Company is unable to make a reasonable estimate of the amount or range of potential loss. The following is an analysis of the Company's contingency reserve:

             Balance - December 31, 1999      $6,353,000

             Charges                               1,000
             Provision                         1,037,000
                                              ----------

             Balance - March 31, 2000         $7,389,000
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

      Because City Federal was placed in receivership, CityFed's current interest in City Federal is a claim against the receivership estate for the proceeds, if any, of the receivership estate of City Federal that remain after all creditors, including the RTC, have been paid. Receipt of any payment for such claim is remote. For a fuller description of the receivership, see Item 1., "Business" in CityFed's 1999 Form 10-KSB. If the proposed settlement relating to IN THE MATTER OF CITYFED FINANCIAL CORPORATION, OTS Order No. AP 94-26 (June 2, 1994) ("Settlement") is finalized, CityFed will convey its interest, if any, in City Federal to the Federal Deposit Insurance Corporation and will give up any claim against the receivership estate of City Federal. See Note 4 to the Notes to Financial Statements for the Three Months Ended March 31, 2000 in this Form 10-QSB ("Notes") under "In the Matter of CityFed Financial Corporation" for further information regarding the proposed Settlement. While CityFed believes that the Settlement will become effective on the terms outlined, there can be no assurance that it will be so finalized.

      Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to the Notes. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the two small offices maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one office.

      Due to the nature of its assets at and subsequent to December 8, 1989, CityFed may be deemed to fall within the definition of an "investment company" under the Investment Company Act of 1940, as amended ("1940 Act"), from that date to the present. To resolve any question regarding its current status under the 1940 Act, CityFed filed an application on October 19, 1990 with the Division of Investment Management of the Securities and Exchange Commission ("SEC") for an order exempting it from certain provisions of the 1940 Act and certain rules and regulations thereunder. This application was amended on September 23, 1993, January 18, 1994 and March 1, 1994. The application was granted under Sections 6(c) and (e) of the 1940 Act on March 15, 1994. Under the order granting the application ("1940 Act Order"), CityFed was not required to register as an investment company. However, CityFed and other persons in their transactions and relations with CityFed are, under the terms of the 1940 Act Order, subject to Sections 9, 17(a), 17(d), 17(e), 17(f), 36 through 45 and 47 through 51 of the 1940 Act, and the rules thereunder, as if CityFed were a registered investment company, except insofar as permitted by the 1940 Act Order. The 1940 Act Order exempted CityFed from having to register as an investment company until the earlier of March 15, 1995 or such time as CityFed would no longer be required to register as an investment company. On February 28, 1995, an Order was issued extending the requested exemption until February 28, 1996, on February 21, 1996, an order was issued extending the requested exemption until February 21, 1997, on February 12, 1997, an Order was issued extending the requested exemption until February 12, 1999, on February 12, 1999, an Order was issued extending the requested exemption until February 12, 2000, and, on February 9, 2000, an order was issued extending the requested exemption until February 9, 2001.

Liquidity and Capital Resources

      At March 31, 2000, CityFed had approximately $9,691,000 in total assets, $11,856,000 in total liabilities and $2,165,000 in negative stockholders' equity. At December 31, 1999, CityFed had approximately $9,652,000 in total assets, $10,857,000 in total liabilities and $1,205,000 in negative stockholders' equity. However, as discussed in Note 4 to the Notes and under Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1999 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

      Since the receivership of City Federal, CityFed has invested and will continue to invest substantially all its funds in securities with a maturity of one year or less. These consist of U.S. government or agency securities, commercial paper, bank certificates of deposit, money market mutual funds and corporate debt obligations. Repurchase agreements may only be entered into using U.S. government securities as collateral. Non-governmental or agency investments are purchased only if they are rated in one of the two highest categories by an established rating agency. Investments in the corporate debt securities of any one issuer are limited to $2,500,000. Under the terms of the Escrow Agreement (defined below), changes in these investment policies require the approval of the Board of Directors of CityFed and the OTS. If the proposed Settlement is finalized, CityFed will no longer be subject to the terms of the Escrow Agreement.

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

      The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains a contingency reserve which, at March 31, 2000, was $7,389,000 and, at December 31, 1999, was $6,353,000.

      The litigation costs included in the reserves are difficult to project and will be affected by whether these matters are settled or whether the actions will proceed to trial. The reserves reflect expected costs to defend the claims up to, but not including, the costs of any trial-related expenses (except as described below). The reserves also do not include the costs of any settlements (other than negotiated settlements, including the proposed Settlement, the settlements in the Second RTC Action and the settlements described under "Indemnification Claims Relating to Deferred Compensation Plans" in Note 4 to the Notes), or adverse judgments. See
      Note 4 to the Notes, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1999 Form 10-KSB for a description of the major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending litigation matters (but not any trial-related expenses or the costs of any other potential settlements or adverse judgments other than those relating to the proposed Settlement, the Second RTC Action and the settlements described in Note 4 to the Notes under "Indemnification Claims Relating to Deferred Compensation Plans"), no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

      On October 26, 1994, CityFed and the OTS entered into an Escrow Agreement ("Escrow Agreement") with CoreStates Bank, N.A., now First Union Bank ("First Union"), pursuant to which CityFed transferred substantially all of its assets to First Union for deposit into an escrow account to be maintained by First Union. Pursuant to the Escrow Agreement, First Union executes a wire transfer of $15,000 from the escrow account to CityFed on the first business day of every month. The Escrow Agreement provides that CityFed may sell and purchase securities in the escrow account, and that First Union will be paid a fee of $2,500 per year, plus reimbursement for out of pocket expenses, for serving as escrow agent. CityFed's assets in the escrow account continue to be invested in money market instruments with a maturity of one year or less and money market mutual funds. Withdrawals or disbursements from the escrow account are not permitted without the written authorization of the OTS, other than for (1) the $15,000 monthly transfer to CityFed, (2) the disbursement of funds on account of purchases of securities by CityFed and (3) the payment of the escrow fee and expenses to First Union. The Escrow Agreement also provides that First Union will restrict the escrow account in such a manner as to implement the terms of the Escrow Agreement and to prevent a change in status or function of the escrow account unless authorized by CityFed and the OTS in writing. First Union will provide to the OTS a copy of all statements regarding the escrow account provided to CityFed. If the proposed Settlement is finalized, CityFed will no longer be subject to the terms of the Escrow Agreement.

      Results of Operations

      CityFed recorded income from continuing operations for the three months ended March 31, 2000 of $77,000. This compares to income from continuing operations in the amount of $49,000 for the three months ended March 31, 1999. No addition to the contingency reserve was made during the three months ended March 31, 1999 while an addition of $1,037,000 was made in the quarter ended March 31, 2000.

      Interest on investments was $132,000 for the three months ended March 31, 2000 compared to $113,000 for the three months ended March 31, 1999 due primarily to the higher yields realized. Operating expenses of $79,000 for the three months ended March 31, 2000 were higher than the $64,000 for the same period in 1999 due primarily to a higher level of professional service fees.

      CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's pending litigation expenses and legal expenses advanced to third parties. See Note 4 to the Notes, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1999 Form 10-KSB for a description of the major claims that may give rise to expected future costs. An additional provision of $1,037,000 was made to the loss from discontinued operations during the three months ended March 31, 2000. The provision increases the reserve to cover claims from the settlements described in Note 4 to the Notes under "Indemnification Claims Relating to Deferred Compensation Plans" and the proposed Settlement, less legal expenses not expected to be incurred if the Settlement is finalized. Due to the addition to the reserve less a charge to the reserve of $1,000, the contingency reserve was increased from $6,353,000 at December 31, 1999 to $7,389,000 at March 31, 2000.

      The basic loss per share from continuing operations of $0.11 and $0.11 for the quarters ended March 31, 2000 and 1999, respectively, is after the deduction of unpaid preferred dividends of $2,159,000 in both periods. The basic net loss per share of $0.17 in the quarter ended March 31, 2000 is after the $0.06 loss per share from discontinued operations and compares to the basic net loss per share of $0.11 in the quarter ended March 31, 1999 where no provision was made for discontinued operations. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 4 to the Notes for a description of currently pending litigation.

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

      Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of March 31, 2000, the aggregate deficiency on the Series B Stock was approximately $57.3 million and the aggregate deficiency on the Series C Stock was approximately $35.5 million.

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

Date:  May 12, 2000