Form 10QSB
period 2000-06-30
CITYFED FINANCIAL CORP
filed 2000-08-14
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

(State or other jurisdiction of incorporation      (IRS Employer Identification
               or organization)                                No.)

                        PO Box 3126, Nantucket, MA 02584
                        --------------------------------
                    (Address of principal executive offices)

                                 (508) 228-2366
                           ---------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2000, the number of shares of outstanding common stock was 18,715,609.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL  CONDITION
June 30, 2000 and December 31, 1999
(Dollars in Thousands)

                                                                            June 30, 2000      December 31,
                                                                            -------------      ------------
                                                                              (Unaudited)         1999
                                                                              -----------         ----


ASSETS
------
Cash                                                                        $         86       $       63
Investment securities at amortized cost
    (Market value $6,312 in 2000 and $9,430 in 1999)                               6,317            9,444
Other assets                                                                         147              145
                                                                            ------------       ----------

TOTAL ASSETS                                                                $      6,550       $    9,652
                                                                            ============       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  Contingency reserve                                                       $      4,193       $    6,353
  Other liabilities                                                                4,523            4,504
                                                                            ------------       ----------

           Total liabilities                                                       8,716           10,857
                                                                            ------------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25 par value,
             issued and outstanding: 2,538,850 in 2000 and 1999                   63,471           63,471
       Series C Junior, cumulative, $.01 par value, liquidation
             preference $3.00 per share, shares issued and
             outstanding: 8,257,079 in 2000 and 1999                                  82               82
    Common stock, $.01 par value, 100,000,000 shares authorized, issued: 18,914,609 in 2000 and 1999, outstanding:
        18,715,609 in 2000 and 1999                                                  188              188
    Additional paid-in capital                                                   108,868          108,868
    Accumulated deficit                                                         (173,775)        (172,814)
    Treasury stock (199,000 shares of common stock)                               (1,000)          (1,000)
                                                                            ------------       ----------

         Total stockholders' deficiency                                           (2,166)          (1,205)
                                                                            ------------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $      6,550       $    9,652
                                                                            ============       ==========

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2000 and 1999
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                    Three Months Ended                         Six Months Ended
                                                    ------------------                         ----------------
                                                         June 30,                                 June 30,
                                                         --------                                 --------
                                                 2000                1999                 2000                1999
                                                 ----                ----                 ----                ----

INCOME:
   Interest on investments               $         123         $        114        $         255       $         227
   Other income                                     -                    -                    24                  -
                                                ------               ------               ------              ------

     Total income                                  123                  114                  279                 227
                                                ------               ------               ------              ------

EXPENSES:
   Compensation and employee benefits               51                   29                   86                  64
   Other operating expenses                         73                   29                  117                  58
                                                ------               ------               ------              ------

     Total expenses                                124                   58                  203                 122
                                                ------               ------               ------              ------

(LOSS) INCOME FROM CONTINUING OPERATIONS
                                                    (1)                  56                   76                 105

LOSS FROM DISCONTINUED OPERATIONS                   -                    -                (1,037)                 -
                                                ------               ------               ------              ------

NET (LOSS) INCOME                        $    (      1)        $         56        $     (   961)      $         105
                                             =========             ========             ========            ========

NET LOSS AVAILABLE FOR COMMON
 STOCKHOLDERS                            $      (2,160)        $     (2,103)       $     ( 5,278)      $      (4,212)

BASIC LOSS PER SHARE:
   From continuing operations            $       (0.12)        $      (0.11)       $       (0.23)      $       (0.23)
   From discontinued operations          $          -          $         -         $       (0.05)      $          -
   Net loss                              $       (0.12)        $      (0.11)       $       (0.28)      $       (0.23)

AVERAGE SHARES OUTSTANDING                  18,715,609           18,715,609           18,715,609          18,715,609

DIVIDENDS PER COMMON SHARE                          -                    -                   -                    -

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2000 and 1999
(Dollars in Thousands)
(Unaudited)


                                                          2000            1999
                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                  $   407          $  239
     Operating expenses                                    (214)           (174)
     Settlement payment                                  (3,169)              -
     Other income                                            24               -
                                                        -------         -------

       Net cash (used in) provided by
         operating activities                            (2,952)             65
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Decrease) increase in investment securities        (2,975)             76
                                                        -------         -------

       Net cash used in investing activities             (2,975)             76
                                                        -------         -------

NET INCREASE (DECREASE) IN CASH                              23             (11)

CASH AT BEGINNING OF PERIOD                                  63              48
                                                        -------         -------

CASH AT END OF PERIOD                                   $    86          $   37
                                                        =======         =======

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
     PROVIDED BY OPERATING
     ACTIVITIES:
     Net (loss) income                                  $  (961)         $  105
     Loss from discontinued operations                    1,037              -
     Settlement payment                                  (3,169)
     Contingency reserve payments                            (7)            (31)
     Decrease in accrued income and expense, net            148              (9)
                                                        -------         -------

NET CASH (USED IN) PROVIDED BY OPERATING                $(2,952)         $   65
    ACTIVITIES                                          =======         =======


See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED
JUNE 30, 2000 (UNAUDITED)

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

         As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At June 30, 2000, the Company's business activities consisted primarily of attempting to resolve outstanding indemnification claims against the Company and the management of investments.

         As a result of the receivership of City Federal, the financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. The financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 4, substantially all of the operations of the Company have been discontinued and the Company is subject to a number of contingencies that raise substantial doubt about its ability to continue as a going concern. Except as indicated in Note 4, the financial statements do not include any adjustments that might result from the outcome of these uncertainties. Currently, CityFed is not conducting an operating business. At the present time, management has invested, and intends to invest, CityFed's assets on a short-term basis.

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

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of the Company's preferred stock are cumulative. At June 30, 2000, dividends in arrears were $58.6 million and $36.3 million on the Company's Series B and Series C Stock, respectively.

4.       COMMITMENTS AND CONTINGENCIES

         INDEMNIFICATION CLAIMS - The Bylaws of CityFed, INTER ALIA, obligate CityFed to indemnify, to the fullest extent authorized by the Delaware General Corporation Law, any person who is made or threatened to be made a party to or becomes involved in an action by reason of the fact that he or she is or was an employee of CityFed or one of its subsidiaries, and to pay on his or her behalf expenses incurred in defending such an action prior to the final disposition of such action; provided that expenses incurred by an officer or director may be paid in advance only if such person delivers an undertaking to CityFed to repay such amounts if it ultimately is determined that the person is not entitled to be indemnified under CityFed's Bylaws and the Delaware General Corporation Law. These undertakings are generally not secured. Consequently, CityFed may become obligated to indemnify such persons for their expenses incurred in connection with any such action and to advance legal expenses incurred by such persons prior to the final disposition of any such action. In addition to any amounts paid on behalf of such person for expenses incurred in connection with such an action, CityFed may also have further indemnification responsibilities to the extent damages are assessed against such a person and for settlement amounts.

         As described below, CityFed and several former directors and/or officers of City Federal have been named as defendants or respondents in the First and Second RTC Actions and in the Notice of Charges (as such terms are defined below). Many of these former directors and/or officers of City Federal have requested CityFed to indemnify them and to advance expenses to them in connection with these matters. A special committee of CityFed's Board of Directors, comprised of directors who have not been named in the First or Second RTC Actions, was established to consider this request for indemnification and advancement of expenses with respect to the First and Second RTC Actions. On the advice of counsel to the special committee, CityFed advanced reasonable defense costs to such former directors and officers in such Actions.

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

         CityFed is not continuing to advance expenses in connection with any of the indemnification and advancement requests referred to above. CityFed may be required to make payments of legal fees and expenses (including settlement amounts) to the individuals who have settled with the RTC or Federal Deposit Insurance Corporation ("FDIC") in the Second RTC Action or to make payments to the RTC or FDIC in respect of the indemnification claims assigned to the RTC or FDIC by some of the individuals who have settled with the RTC or FDIC. For more information regarding these settlements and assignments of indemnification rights, see "Second RTC Action" below.

         CityFed received a letter dated June 21, 1995, from Skadden, Arps, Slate, Meagher & Flom ("Skadden"), which is counsel for Gordon Allen, Marshall Criser, Edwin Halkyard, Peter Kellogg, William Liffers and Victor Pelson ("Outside Directors"), who are or were parties to one or more of the following matters (collectively, the "Cases"): (1) the Second RTC Action; (2) the efforts to set aside the Temporary Order (as defined below); (3) the Supreme Court Case (as defined below); and (4) the administrative enforcement proceeding brought by the OTS against CityFed and the Individual Respondents (as defined below). In the letter, the Outside Directors demanded that, pursuant to CityFed's Bylaws and Restated Certificate of Incorporation, CityFed pay all outstanding invoices from Skadden for legal services rendered to the Outside Directors in connection with the Cases. The letter states that, if CityFed refuses to make the payments demanded, the Outside Directors will consider taking appropriate legal action to enforce their rights. CityFed received a similar letter from Venable, Baetjer, Howard & Civiletti, counsel for John Kean, who was a party to the Second RTC Action, as well as from Alfred J. Hedden, Gilbert G. Roessner, and Gordon Allen, who were or are parties to the Cases. CityFed also received similar letters in connection with the deferred compensation matters described below. See "Indemnification Claims Relating to Deferred Compensation Plans." CityFed is considering what action to take in response to these letters. CityFed expects that it may receive other, similar letters demanding payment from other current or former directors and officers who were or are parties to one or more of the Cases.

         Through June 30, 2000, CityFed received but has not paid bills totaling $4,356,800 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases.

         On May 19, 2000, CityFed finalized with the OTS and the FDIC a settlement ("Settlement"), which settled the action described below under "In the Matter of CityFed Financial Corporation." Pursuant to the Settlement, the Temporary Order was dissolved, and the Escrow Agreement (as described below) was terminated. Following the Settlement, CityFed may undergo reorganization, perhaps involving a bankruptcy proceeding. It is anticipated that these indemnification claims will be addressed as part of any such reorganization.

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

         On October 26, 1994, CityFed and the OTS entered into an Escrow Agreement with CoreStates Bank, N.A. (now First Union National Bank) pursuant to which CityFed transferred substantially all of its assets to First Union Bank for deposit into an escrow account. The Escrow Agreement provided CityFed with $15,000 per month for normal business expenses and allowed CityFed to sell and purchase securities in the escrow account. Although the Escrow Agreement was terminated, CityFed's assets continue to be invested in money market instruments with a maturity of one year or less and money market mutual funds.

         The terms of the Settlement generally include the following:

                o CityFed paid to the FDIC, as receiver for City Federal, $3,169,115;

                o CityFed assigned to the FDIC all of CityFed's interest in its goodwill claim (see "Supervisory Goodwill Action" below);

                o CityFed conveyed to the FDIC its ownership interest in City Federal and gave up any claims against its receivership estate;

                o The OTS dismissed with prejudice the OTS Action, and the OTS and the FDIC gave full and complete releases to CityFed and the Individual Respondents;

                o CityFed and the Individual Respondents gave full and complete releases to the OTS and the FDIC; and

                o The OTS dissolved the Temporary Order and authorized First Union Bank to release to CityFed all of its assets remaining in the escrow account following payment of the settlement proceeds.

         Under the terms of the Settlement, the Settlement may be declared null and void if bankruptcy proceedings are instituted by or against CityFed before August 23, 2000. If the Settlement becomes null and void, the OTS and the FDIC would have the right to reinstate all claims against CityFed and the Individual Respondents and could seek to litigate those claims in the bankruptcy court or elsewhere. As noted above, claims based on commitments to maintain the capital of federally insured depository institutions are afforded a priority over other unsecured claims in a bankrupt corporation's estate to the extent provided in 11 U.S.C. Section 507(a).

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

         In connection with the First RTC Action, the RTC filed an Order to Show Cause with Temporary Restraints Freezing Assets of Defendant CityFed Financial Corp. ("Order to Show Cause") seeking an order from the N.J. Court placing all assets of CityFed under the control of the N.J. Court and related relief pending a hearing on a preliminary injunction. On January 5, 1993, CityFed and the RTC entered into the Expense Agreement, effective as of December 14, 1992, whereby the RTC agreed to refrain from seeking the relief sought in its Order to Show Cause. In the Expense Agreement, the RTC further agreed that CityFed could make payments of ordinary and reasonable business expenses, including aggregate compensation and employee benefits in amounts not to exceed those paid in 1991 for John W. Atherton, Jr., as President of CityFed, and for CityFed's corporate secretary, directors' fees and reasonable expenses in connection with attendance at meetings of CityFed's Board of Directors, reasonable and necessary fees for outside auditing services, taxes, transfer fees, and rent and utilities for CityFed's offices in Florida and Massachusetts, reasonable corporate legal fees, and reasonable defense costs, attorneys' fees and/or disbursements in connection with the First RTC Action and, relating only to the defense of CityFed, with respect to the action originally filed in the United States District Court for the Northern District of California captioned RIDDER, ET AL. V. CITYFED FINANCIAL CORP., C92-4649-BAC, which was dismissed without prejudice and refiled in the N.J. Court captioned RIDDER, ET AL. V. CITYFED FINANCIAL CORP., (Case No. 93-1676) (HLS) ("Ridder Action"). (The Ridder Action has been settled.) Pursuant to the Expense Agreement, CityFed had been giving a monthly accounting of such expenditures to the RTC, and the RTC had the right to apply to the N.J. Court in the First RTC Action for an appropriate Order to prohibit such expenditures.

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

         Pursuant to the Settlement, the FDIC released CityFed from all claims in the First RTC Action.

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

         On January 2, 1996, the FDIC, as statutory successor to the RTC, filed a Third Amended Complaint ("Third Amended Complaint") in the Second RTC Action. The Third Amended Complaint alleged that the defendants in the Second RTC Action were liable for negligence as well as gross negligence and breach of fiduciary duty under federal common law. In all other respects, the Third Amended Complaint was identical to the Second Amended Complaint. On February 14, 1996, some of the defendants in the Second RTC Action filed a motion to dismiss the Third Amended Complaint.

         CityFed is aware that all of the defendants in the Second RTC Action have settled with the RTC or FDIC. The settlement agreement for Victor

         Pelson includes a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, which occurred pursuant to the Settlement. Mr. Pelson agreed to pay the RTC $650,000 to settle the Second RTC Action. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner include (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments agreed to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, are $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $250,000 for Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they made to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action, and Mr. Kellogg agreed to pay $3,000,000. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, John W. Atherton, Jr., Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments.

         Pursuant to the Settlement, the FDIC assigned any rights it acquired in the settlements described above to CityFed. See "Indemnification Claims" above.

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

         The FDIC has intervened as a plaintiff in each supervisory goodwill case involving closed institutions where there is claimed to be a deficit in the receivership estate. CityFed's case is such a case, and the FDIC has intervened as a plaintiff in CityFed's case. The FDIC claims that, as receiver, it is the proper party to assert goodwill claims, since its receivership claim likely exceeds any potential goodwill recovery. The Court has permitted the FDIC to participate in the prosecution of such goodwill claims, but not to the exclusion of other plaintiffs. The Court has not yet determined whether the FDIC will be entitled to some or all of the recovery in such cases.

         CityFed's supervisory goodwill case remains stayed, pursuant to the Court's case management procedures, while the Court completes discovery and trials in other supervisory goodwill cases.

         Pursuant to the Settlement, CityFed assigned to the FDIC all of CityFed's interest in its supervisory goodwill case, ceased to be a party to that case, and has no right to share in the recovery in that case, should there be one.

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

         CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At June 30, 2000, the Company had a $4.2 million contingency reserve that includes amounts for claims asserted for indemnification of expenses in the OTS Action, expenses and settlements in the Second RTC Action and the claims described above under "Indemnification Claims Relating to Deferred Compensation Plans." The reserve also includes amounts representing the current minimum legal expenses estimated to be incurred related to these claims. The charges for the six months ended June 30, 2000 include $3,169,115 relating to the Settlement. The following is an analysis of the Company's contingency reserve:

                   Balance - December 31, 1999              $6,353,000

                   Charges                                  (3,197,000)
                   Provision                                 1,037,000
                                                            ----------

                   Balance - June 30, 2000                  $4,193,000
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

         Because City Federal was placed in receivership, CityFed's interest in City Federal was a claim against the receivership estate for the proceeds, if any, of the receivership estate of City Federal that remain after all creditors, including the RTC, have been paid. For a fuller description of the receivership, see Item 1., "Business" in CityFed's 1999 Form 10-KSB. In the Settlement relating to IN THE MATTER OF CITYFED FINANCIAL CORPORATION, OTS Order No. AP 94-26 (June 2, 1994) ("Settlement"), CityFed conveyed its interest, if any, in City Federal to the Federal Deposit Insurance Corporation and gave up any claim against the receivership estate of City Federal. See Note 4 to the Notes to Financial Statements for the Six Months Ended June 30, 2000 in this Form 10-QSB ("Notes") under In the Matter of Cityfed Financial Corporation for further information regarding the Settlement.

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

Liquidity and Capital Resources

         At June 30, 2000, CityFed had approximately $6,550,000 in total assets, $8,716,000 in total liabilities and $2,166,000 in negative stockholders' equity. At December 31, 1999, CityFed had approximately $9,652,000 in total assets, $10,857,000 in total liabilities and $1,205,000 in negative stockholders' equity. However, as discussed in
         Note 4 to the Notes and under Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1999 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

         While CityFed's liquidity is expected to be sufficient to meet legal and administrative expenses over the next twelve months, any substantial indemnification expense could reduce liquidity to a level that would jeopardize the continuation of the Company's activities. As a result of additions to the contingency reserve, CityFed currently has a negative net worth and it is unlikely that CityFed will be able to achieve a positive net worth in the foreseeable future.

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

         The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains a contingency reserve which, at June 30, 2000, was $4,193,000 and, at December 31, 1999, was $6,353,000.

         The current reserves include amounts for claims asserted for indemnification of expenses in the OTS Action, expenses and settlements in the Second RTC Action and the claims described above under "Indemnification Claims Relating to Deferred Compensation Plans." The reserve also includes amounts representing the current minimum legal expenses estimated to be incurred in connection with the claims. See
         Note 4 to the Notes, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1999 Form 10-KSB for a description of the major claims that may give rise to expected future costs. Although management believes that CityFed's current level of reserves are sufficient to cover the costs of pending claims, no assurances can be given that the reserves established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

         On October 26, 1994, CityFed and the OTS entered into an Escrow Agreement ("Escrow Agreement") with CoreStates Bank, N.A., now First Union Bank ("First Union"), pursuant to which CityFed transferred substantially all of its assets to First Union for deposit into an escrow account to be maintained by First Union. Under the Settlement, CityFed is no longer subject to the terms of the Escrow Agreement.

         Results of Operations

         CityFed recorded income from continuing operations for the six months ended June 30, 2000 of $76,000. This compares to income from continuing operations in the amount of $105,000 for the six months ended June 30, 1999. No addition to the contingency reserve was made during the three or six months ended June 30, 1999 while an addition of $1,037,000 was made for the six months ended June 30, 2000.

         CityFed recorded a loss from continuing operations for the three months ended June 30, 2000 of $1,000. This compares to income from continuing operations in the amount of $56,000 for the three months ended June 30, 1999. No addition to the contingency reserve was made during the three months ended June 30, 1999 or 2000.

         Interest on investments was $255,000 for the six months ended June 30, 2000 compared to $227,000 for the six months ended June 30, 1999 due primarily to the higher level of interest rates. Total expenses of $203,000 for the six months ended June 30, 2000 were higher than the $122,000 for the same period in 1999 due to higher professional service fees. In 2000, CityFed received a distribution of $24,000 from CX Partners, L.P. See Item 1., "Business-Boesky Settlement" in CityFed's 1999 Form 10-KSB.

         Interest on investments was $123,000 for the three months ended June 30, 2000, compared to $114,000 for the three months ended June 30, 1999 due primarily to the higher level of interest rates. Total operating expenses of $124,000 for the three months ended June 30, 2000 were higher than the $58,000 for the same period in 1999 due to the higher level of compensation and professional service fees.

         CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's legal and indemnification expenses. See Note 4 to the Notes to Financial Statements in this Form 10-QSB, and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1999 Form 10-KSB for a description of the major claims that may give rise to expected future costs. An addition of $1,037,000 was made to the reserve for the six months ended June 30, 2000. Due to the addition to the reserve less charges of $28,000 and the settlement payment in the OTS Action of $3,169,115, the contingency reserve was decreased from $6,353,000 at December 31, 1999 to $4,193,000 at June 30, 2000.

         The basic net loss per share of $0.12 and $0.28 for the three and six months ended June 30, 2000, respectively, compares to $0.11 and $0.23 for the three and six months ended June 30, 1999. The basic net loss per share of $0.28 for the six months ended June 30, 2000 is after the loss from discontinued operations of $0.05 per share. In all periods, the basic net loss per share is after the deduction of unpaid preferred dividends. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

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

         Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of June 30, 2000, the aggregate deficiency on the Series B Stock was approximately $58.6 million and the aggregate deficiency on the Series C Stock was approximately $36.3 million.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         11.  Statement Regarding the Computation of Per Share Loss.

         27.  Financial Data Schedule

(b)   Reports on Form 8-K.

         A Report on Form 8-K, dated May 19, 2000, was filed on May 23, 2000, reporting, under Item 5, the Settlement with the OTS and the FDIC as discussed in Note 4 to the Financial Statements under Item 1 of this Form 10-QSB.

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

Date:  August 14, 2000