Form 10QSB
period 2000-09-30
CITYFED FINANCIAL CORP
filed 2000-11-14
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ]         TRANSITION REPORT UNDER SECTION 13 OR
            15(d) OF THE EXCHANGE ACT

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

                       P.O. Box 3126, Nantucket, MA 02584
                       ----------------------------------
                    (Address of principal executive offices)

                                 (508) 228-2366
                                 --------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2000, the number of shares of outstanding common stock was 18,715,609.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL CONDITION
September 30, 2000 and December 31, 1999
(Dollars in Thousands)
                                                    September 30,   December 31,
                                                        2000           1999
                                                    (Unaudited)


ASSETS
------

Cash                                                $       4        $      63
Investment securities at amortized cost
   (Market value $6,354 in 2000 and $9,430 in 1999)     6,356            9,444
Other assets                                              150              145
                                                    ---------        ---------

TOTAL ASSETS                                        $   6,510        $   9,652
                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  Contingency reserve                               $   4,193        $   6,353
  Other liabilities                                     4,444            4,504
                                                    ---------        ---------

           Total liabilities                            8,637           10,857
                                                    ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, 30,000,000 shares authorized:
     $2.10 cumulative convertible, Series B, $25
          par value, issued and outstanding:           63,471           63,471
          2,538,850 in 2000 and 1999
     Series C Junior, cumulative, $.01 par value,
          liquidation preference $3.00 per share,
          shares issued and outstanding: 8,257,079         82               82
          in 2000 and 1999
   Common stock, $.01 par value, 100,000,000
      shares authorized, issued:  18,914,609 in
      2000 and 1999, outstanding: 18,715,609 in           188              188
      2000 and 1999
   Additional paid-in capital                         108,868          108,868
   Accumulated deficit                               (173,736)        (172,814)
   Treasury stock (199,000 shares of common stock)     (1,000)          (1,000)
                                                    ---------        ---------

      Total stockholders' deficiency                   (2,127)          (1,205)
                                                    ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $   6,510        $   9,652
                                                    =========        =========

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2000 and 1999
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                              Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                              2000          1999       2000         1999
                                              ----          ----       ----         ----

INCOME:
  Interest on investments               $       105  $       156  $       360  $       383
  Other income                                    -            -           24            -

   Total income                                 105          156          384          383
                                        -----------  -----------  -----------  -----------

EXPENSES:
  Compensation and employee benefits             41           31          127           95
  Other operating expenses                       25           27          142           85
                                        -----------  -----------  -----------  -----------

   Total expenses                                66           58          269          180
                                        -----------  -----------  -----------  -----------

INCOME FROM CONTINUING OPERATIONS                39           98          115          203

LOSS FROM DISCONTINUED OPERATIONS                 -            -      ( 1,037)           -
                                        -----------  -----------  -----------  -----------

NET (LOSS) INCOME                       $        39  $        98  $      (922) $       203
                                        ===========  ===========  ===========  ===========


NET LOSS AVAILABLE FOR COMMON
  STOCKHOLDERS                          $    (2,120)  $   (2,061) $    (7,398) $    (6,273)

BASIC LOSS PER SHARE:
  From continuing operations            $     (0.11)  $    (0.11) $     (0.34) $     (0.34)
  From discontinued operations          $         -   $        -  $     (0.06) $         -
  Net loss                              $     (0.11)  $    (0.11) $     (0.40) $     (0.34)

AVERAGE SHARES OUTSTANDING               18,715,609   18,715,609   18,715,609   18,715,609

DIVIDENDS PER COMMON SHARE                        -            -            -            -

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2000 and 1999
(Dollars in Thousands)
(Unaudited)


                                                                2000       1999
                                                                ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                      $      568  $     365
   Operating expenses                                           (360)      (256)
   Settlement payment                                         (3,169)         -
   Other income                                                   24          -
                                                          ----------  ---------

     Net cash (used in) provided by operating
      activities                                              (2,937)       109
                                                          ----------  ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease  (increase) in investment securities               2,880        (96)
   Other - net                                                    (2)         -
                                                          ----------  ---------

     Net cash provided by (used in) investing                  2,878        (96)
     activities                                           ----------  ---------

NET (DECREASE) INCREASE IN CASH                                  (59)        13

CASH AT BEGINNING OF PERIOD                                       63         48
                                                          ----------  ---------

CASH AT END OF PERIOD                                     $        4  $      61
                                                          ==========  =========

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
(USED IN) PROVIDED BY OPERATING ACTIVITIES:
   Net (loss) income                                      $     (922) $     203
   Loss from discontinued operations                           1,037          -
   Settlement payment                                         (3,169)         -
   Contingency reserve payments                                  (34)       (56)
   Increase  in other assets                                      (5)        (4)
   Increase (decrease) in accrued income and expense,            156        (34)
     net                                                  ----------  ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       $   (2,937) $     109
                                                          ==========  =========

See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000 (UNAUDITED)

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

      As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At September 30, 2000, the Company's business activities consisted primarily of attempting to resolve outstanding indemnification claims against the Company and the management of investments.

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

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of the Company's preferred stock are cumulative. At September 30, 2000, dividends in arrears were $60.0 million and $37.2 million on the Company's Series B and Series C Stock, respectively.

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

      CityFed is not continuing to advance expenses in connection with any of the indemnification and advancement requests referred to above. CityFed may be required to make payments of legal fees and expenses (including settlement amounts) to the individuals who have settled with the RTC or Federal Deposit Insurance Corporation ("FDIC") in the Second RTC Action. For more information regarding these settlements, see "Second RTC Action" below.

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

      Through September 30, 2000, CityFed received, but has not paid, bills totaling $4,357,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases.

      On May 19, 2000, CityFed finalized with the OTS and the FDIC a settlement ("Settlement") that settled the action described below under "In the Matter of CityFed Financial Corporation." Pursuant to the Settlement, the Temporary Order was dissolved, and the Escrow Agreement (as described below) was terminated. Following the Settlement, CityFed may undergo reorganization, perhaps involving a bankruptcy proceeding. It is anticipated that these indemnification claims will be addressed prior to or as part of any such reorganization.

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

      IN THE MATTER OF CITYFED FINANCIAL CORPORATION, OTS Order No. AP 94-26 (June 2, 1994) - On June 2, 1994, the Office of Thrift Supervision issued a Notice of Charges ("OTS Action") against CityFed and against Gordon E. Allen, John W. Atherton, Jr., Edwin M. Halkyard, Alfred J. Hedden, Peter
      R. Kellogg, William A. Liffers and Gilbert G. Roessner ("Individual Respondents"), who are current or former directors or officers of CityFed and of CityFed's former subsidiary, City Federal.

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

      The OTS charged that the Individual Respondents had an affirmative obligation to see that CityFed complied with its net worth maintenance. The OTS alleged that some of the Individual Respondents (Messrs. Allen, Atherton, Hedden, Kellogg and Roessner) were unjustly enriched through CityFed's payment of their legal expenses with CityFed assets, an allegation that refers to the advancement by CityFed, pursuant to its obligations in its Bylaws and Restated Certificate of Incorporation, of litigation expenses to those Individual Respondents in the RTC action in the United States District Court for the District of New Jersey, RESOLUTION TRUST CORPORATION V. ATHERTON, ET AL., Civil Action No. 93-1811 (consolidated with RESOLUTION TRUST CORPORATION V. SIMMONS, ET AL., Civil Action No. 92-5261-B). The Notice of Charges requested that an order be entered by the Director of the OTS requiring the Individual Respondents to make restitution, reimburse, indemnify or guarantee the OTS against loss in an amount not less than $400,000, which the OTS alleged to be the amount of legal expenses CityFed paid on their behalf from April to December 1993.

      In the Notice of Charges, the OTS also assessed a civil money penalty against the Individual Respondents on the grounds that they allegedly "violated a condition imposed in writing and/or a written agreement." The amount of civil money penalties assessed against the Individual Respondents was $51,750 each.

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

        o CityFed assigned to the FDIC all of CityFed's interest in its goodwill claim;

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

      In connection with the First RTC Action, the RTC filed an Order to Show Cause with Temporary Restraints Freezing Assets of Defendant CityFed Financial Corp. ("Order to Show Cause") seeking an order from the N.J. Court placing all assets of CityFed under the control of the N.J. Court and related relief pending a hearing on a preliminary injunction. On January 5, 1993, CityFed and the RTC entered into the Expense Agreement, effective as of December 14, 1992, whereby the RTC agreed to refrain from seeking the relief sought in its Order to Show Cause. In the Expense Agreement, the RTC further agreed that CityFed could make payments of ordinary and reasonable business expenses, including aggregate compensation and employee benefits in amounts not to exceed those paid in 1991 for John W. Atherton, Jr., as President of CityFed, and for CityFed's corporate secretary, directors' fees and reasonable expenses in connection with attendance at meetings of CityFed's Board of Directors, reasonable and necessary fees for outside auditing services, taxes, transfer fees, and rent and utilities for CityFed's offices in Florida and Massachusetts, reasonable corporate legal fees, and reasonable defense costs, attorneys' fees and/or disbursements in connection with the First RTC Action and, relating only to the defense of CityFed, with respect to the action originally filed in the United States District Court for the Northern District of California captioned RIDDER, ET AL. V. CITYFED FINANCIAL CORP., C92-4649-BAC, which was dismissed without prejudice and refiled in the N.J. Court captioned RIDDER, ET AL. V. CITYFED FINANCIAL CORP., (Case No. 93-1676) (HLS) ("Ridder Action"). The Ridder Action has been settled and the Expense Agreement was terminated.

      On September 30, 1993, CityFed was advised by the OTS staff that it intended to recommend that the OTS initiate an administrative enforcement proceeding against CityFed. The OTS staff reaffirmed its intention to recommend that the OTS initiate such a proceeding in meetings between the OTS staff and representatives of CityFed in April 1994. In light of this, and at the request of the RTC and CityFed, the N.J. Court entered several successive orders staying the First RTC Action from October 1993 through June 1994. In light of the filing by the OTS of the Notice of Charges on June 2, 1994, the RTC and CityFed agreed to (1) a Consent Order Dismissing Claims Against Defendant CityFed Financial Corp. Without Prejudice, which provides for the dismissal without prejudice of the RTC's claim against CityFed in the First RTC Action, and which was entered as an Order of the N.J. Court on July 19, 1994; and (2) a Tolling Agreement, effective as of July 11, 1994, pursuant to which CityFed and the RTC agreed (a) to toll, during the pendency of the OTS' proceeding against CityFed, the running of the statute of limitations with respect to the claims the RTC had asserted against CityFed in the First RTC Action and (b) that, if the OTS' proceeding against CityFed results in a determination that the Stipulation was void and/or unenforceable as a matter of law, or that CityFed did not violate the Stipulation, the RTC would be bound by such determination.

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

      CityFed is aware that all of the defendants in the Second RTC Action have settled with the RTC or FDIC. The settlement agreement for Victor Pelson includes a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, which occurred pursuant to the Settlement. Mr. Pelson agreed to pay the RTC $650,000 to settle the Second RTC Action. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner include (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and
      (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments agreed to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, are $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $250,000 for Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they made to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action and Mr. Kellogg agreed to pay $3,000,000. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, John W. Atherton, Jr., Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments.

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

      TAX LIABILITIES - CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed for its tax years 1991 through 1999. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

      CONTINGENCY RESERVE - As noted above, the Company is subject to a number of loss contingencies for which it is currently unable to reasonably assess the probability or range of loss. At September 30, 2000, the Company had a $4.2 million contingency reserve that includes amounts for claims asserted for indemnification of expenses in the OTS Action, expenses and settlements in the Second RTC Action and the claims described above under "Indemnification Claims Relating to Deferred Compensation Plans." The reserve also includes amounts representing the current minimum legal expenses estimated to be incurred related to these claims. The charges for the nine months ended September 30, 2000 include $3,169,115 relating to the Settlement. The following is an analysis of the Company's contingency reserve:

             Balance - December 31, 1999                $ 6,353,000

             Charges                                     (3,197,000)
             Provision                                    1,037,000
                                                        -----------

             Balance - September 30, 2000               $ 4,193,000
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

         Because City Federal was placed in receivership, CityFed's interest in City Federal was a claim against the receivership estate for the proceeds, if any, of the receivership estate of City Federal that remain after all creditors, including the RTC, have been paid. For a fuller description of the receivership, see Item 1., "Business" in CityFed's 1999 Form 10-KSB. In the Settlement relating to In the Matter of CityFed Financial Corporation, OTS Order No. AP 94-26 (June 2, 1994) ("Settlement"), CityFed conveyed its interest, if any, in City Federal to the Federal Deposit Insurance Corporation and gave up any claim against the receivership estate of City Federal. See Note 4 to the Notes to Financial Statements for the Nine Months Ended September 30, 2000 in this Form 10-QSB ("Notes") under "In the Matter of CityFed Financial Corporation" for further information regarding the Settlement.

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

Liquidity and Capital Resources

         At September 30, 2000, CityFed had approximately $6,510,000 in total assets, $8,637,000 in total liabilities and $2,127,000 in negative stockholders' equity. At December 31, 1999, CityFed had approximately $9,652,000 in total assets, $10,857,000 in total liabilities and $1,205,000 in negative stockholders' equity. However, as discussed in
         Note 4 to the Notes and under Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1999 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

         The financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect that CityFed maintains a contingency reserve which, at September 30, 2000, was $4,193,000 and, at December 31, 1999, was $6,353,000. The contingency reserve was reduced by $3,197,000 during the nine months ended September 30, 2000 as a result of the Settlement.

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

         Results of Operations

         CityFed recorded income from continuing operations for the nine months ended September 30, 2000 of $115,000. This compares to income from continuing operations in the amount of $203,000 for the nine months ended September 30, 1999. No addition to the contingency reserve was made during the nine months ended September 30, 1999 while an addition of $1,037,000 was made for the nine months ended September 30, 2000.

         CityFed recorded income from continuing operations for the three months ended September 30, 2000 of $39,000. This compares to income from continuing operations in the amount of $98,000 for the three months ended September 30, 1999. No addition to the contingency reserve was made during the three months ended September 30, 1999 or 2000.

         Interest on investments was $360,000 for the nine months ended September 30, 2000 compared to $383,000 for the nine months ended September 30, 1999 due primarily to the lower amount of funds invested. In 2000, CityFed received a distribution of $24,000 from CX Partners, L.P. See Item 1., "Description of Business - Boesky Settlement" in CityFed's 1999 Form 10-KSB. Total expenses of $269,000 for the nine months ended September 30, 2000 were higher than the $180,000 for the same period in 1999 due primarily to a higher level of professional service fees.

         Interest on investments was $105,000 for the three months ended September 30, 2000, compared to $156,000 for the three months ended September 30, 1999 due primarily to the lower amount of funds invested. Total operating expenses of $66,000 for the three months ended September 30, 2000 were higher than the $58,000 for the same period in 1999 due to the higher level of compensation expense.

         CityFed's contingency reserve was established in 1989 and is intended to include reserves for CityFed's legal and indemnification expenses. See Note 4 to the Notes and Item 1., "Business - Potential Obligations of CityFed" in CityFed's 1999 Form 10-KSB for a description of the major claims that may give rise to expected future costs. An addition of $1,037,000 was made to the reserve for the nine months ended September 30, 2000. Due to the addition to the reserve less charges of $28,000 and the settlement payment in the OTS Action of $3,169,115, the contingency reserve decreased from $6,353,000 at December 31, 1999 to $4,193,000 at September 30, 2000.

         The basic loss per share from continuing operations of $0.11 and $0.34 for the three and nine months ended September 30, 2000, respectively, compares to $0.11 and $0.34 for the three and nine months ended September 30, 1999. The basic net loss per share of $0.40 for the nine months ended September 30, 2000 is after the loss from discontinued operations of $0.06 per share. In all periods, the basic net loss per share is after the deduction of unpaid preferred dividends. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

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

         Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of September 30, 2000, the aggregate deficiency on the Series B Stock was approximately $60.0 million and the aggregate deficiency on the Series C Stock was approximately $37.2 million.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         11.  Statement Regarding the Computation of Per Share Loss.
         27.  Financial Data Schedule

         (b)  Reports on Form 8-K.

         None.

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

Date:  November 14, 2000