Form 10KSB
period 2000-12-31
CITYFED FINANCIAL CORP
filed 2001-04-13
CIK 744765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___


      Commission file number:  000-13311
                               ---------

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
                             -------------

 Securities registered under Section 12(b) of the Exchange Act: None

 Securities registered under Section 12(g) of the Exchange Act: (1) Common Stock, par value $0.01 per share ("Common Stock"), (2) $2.10 Cumulative Convertible Preferred Stock Series B, par value $25.00 per share ("Series B Stock"), and (3) Series C, Junior Preferred Stock, par value $0.01 per share ("Series C Stock").

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
 subject to such filing requirements for the past 90 days.  Yes  X    No
                                                                ---

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )
                                                ---

 State issuer's revenues for its most recent fiscal year: $491,000 for the year ended December 31, 2000.

 The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the bid price of such common equity, as of March 5, 2001 was $184,734. The market value of the registrant's Series C Stock is based on the sales price of $0.01 during the third quarter of 1999 as reported by the National Quotation Bureau, Inc. The market value of the registrant's Common Stock is based on the sales price of $0.0001 on March 5, 2001 as reported by the Pink Sheets LLC. The market value of the registrant's Series B Stock is based on the bid price of $0.05 during the third quarter of 1999 as reported by the National Quotation Bureau, Inc.

 The number of shares outstanding of the registrant's Common Stock, as of February 28, 2001, was 18,715,609.

 Transactional Small Business Disclosure Format (check one):  Yes    ; No  X
                                                                  ---    ----

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

INADVERTENT INVESTMENT COMPANY

Due to the nature of its assets at and subsequent to December 8, 1989, CityFed may be deemed to fall within the definition of an "investment company" under the Investment Company Act of 1940, as amended ("1940 Act"), from that date to the present. To resolve any question regarding its current status under the 1940 Act, CityFed filed an application on October 19, 1990 with the Division of Investment Management of the Securities and Exchange Commission ("SEC") for an order exempting it from certain provisions of the 1940 Act and certain rules and regulations thereunder. This application was amended on September 23, 1993, January 18, 1994 and March 1, 1994. The application was granted under Sections 6(c) and (e) of the 1940 Act on March 15, 1994. Under the order granting the application ("1940 Act Order"), CityFed was not required to register as an investment company. However, CityFed and other persons in their transactions and relations with CityFed are, under the terms of the 1940 Act Order, subject to Sections 9, 17(a), 17(d), 17(e), 17(f), 36 through 45 and 47 through 51 of the 1940 Act, and the rules thereunder, as if CityFed were a registered investment company, except insofar as permitted by the 1940 Act Order. The 1940 Act Order exempted CityFed from having to register as an investment company until the earlier of March 15, 1995 or such time as CityFed would no longer be required to register as an investment company. On February 28, 1995, an Order was issued extending the requested exemption until February 28, 1996, on February 21, 1996, an Order was issued extending the requested exemption until February 21, 1997, on February 12, 1997, an Order was issued extending the requested exemption until February 12, 1999, on February 12, 1999, an Order was issued extending the requested exemption until February 12, 2000, on February 9, 2000, an Order was issued extending the requested exemption until February 9, 2001, and, on February 6, 2001, an Order was issued extending the requested exemption until February 6, 2002.

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

POTENTIAL OBLIGATIONS OF CITYFED

INDEMNIFICATION CLAIMS - The Bylaws of CityFed, INTER ALIA, obligate CityFed to indemnify, to the fullest extent authorized by the Delaware General Corporation Law, any person who is made or threatened to be made a party to or becomes involved in an action by reason of the fact that he or she is or was an employee of CityFed or one of its subsidiaries, and to pay on his or her behalf expenses incurred in defending such an action prior to the final disposition of such action; provided that expenses incurred by an officer or director may be paid in advance only if such person delivers an undertaking to CityFed to repay such amounts if it ultimately is determined that the person is not entitled to be indemnified under CityFed's Bylaws and the Delaware General Corporation Law. These undertakings are generally not secured. Consequently, CityFed may become obligated to indemnify such persons for their expenses incurred in connection with any such action and to advance legal expenses incurred by such persons prior to the final disposition of any such action. In addition to any amounts paid on behalf of such person for expenses incurred in connection with such an action, CityFed also may have further indemnification responsibilities to the extent damages are assessed against such a person and for settlement amounts.

As described below, CityFed and several former directors and/or officers of City Federal were named as defendants or respondents in the First and Second RTC Actions and in the Notice of Charges (as such terms are defined below). Many of these former directors and/or officers of City Federal have requested CityFed to indemnify them and to advance expenses to them in connection with these matters. A special committee of CityFed's Board of Directors, comprised of directors who were not named in the First or Second RTC Actions, was established to consider this request for indemnification and advancement of expenses with respect to the First and Second RTC Actions. On the advice of counsel to the special committee, CityFed advanced reasonable defense costs to such former directors and officers in such connection with the First and Second RTC Actions.

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

Through December 31, 2000, CityFed received, but has not paid, bills totaling $3,397,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases.

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

IN THE MATTER OF CITYFED FINANCIAL CORPORATION,  OTS Order No. AP 94-26 (June 2,
1994) - On June 2, 1994, the Office of Thrift Supervision issued a Notice of Charges ("Notice of Charges") against CityFed and against Gordon E. Allen, John
W. Atherton, Jr., Edwin M. Halkyard, Alfred J. Hedden, Peter R. Kellogg, William
A. Liffers and Gilbert G. Roessner ("Individual Respondents"), who are current or former directors or officers of CityFed and of CityFed's former subsidiary, City Federal.

The OTS charged that CityFed failed to maintain the net worth of City Federal at levels required by applicable capital requirements in violation of a stipulation dated December 4, 1984 ("Stipulation"). CityFed had provided the Stipulation to the Federal Savings and Loan Insurance Corporation in connection with the approval by the Federal Home Loan Bank Board ("FHLBB") of CityFed's acquisition of City Federal in December 1984. FHLBB Resolution No. 84-664, dated November 21, 1984, approved CityFed's acquisition of City Federal on the condition that, among other things, CityFed provide the Stipulation to the Federal Savings and Loan Insurance Corporation. The Stipulation provided that, as long as CityFed controlled City Federal, CityFed would cause the net worth of City Federal to be maintained at a level consistent with that required by regulations and would infuse sufficient additional equity capital, in a form satisfactory to the regulators, to effect compliance with the capital requirement.

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

The OTS charged that the Individual Respondents had an affirmative obligation to see that CityFed complied with its net worth maintenance. The OTS alleged that some of the Individual Respondents (Messrs. Allen, Atherton, Hedden, Kellogg and Roessner) were unjustly enriched through CityFed's payment of their legal expenses with CityFed assets, an allegation that refers to the advancement by CityFed, pursuant to its obligations in its Bylaws and Restated Certificate of Incorporation, of litigation expenses to those Individual Respondents in the RTC action in the United States District Court for the District of New Jersey ("N.J. Court"), RESOLUTION TRUST CORPORATION V. ATHERTON, ET AL., Civil Action No. 93-1811 (consolidated with RESOLUTION TRUST CORPORATION V. SIMMONS, ET AL., Civil Action No. 92-5261-B). The Notice of Charges requested that an order be entered by the Director of the OTS requiring the Individual Respondents to make restitution, reimburse, indemnify or guarantee the OTS against loss in an amount not less than $400,000, which the OTS alleged to be the amount of legal expenses CityFed paid on their behalf from April to December 1993.

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

The terms of the Settlement generally included the following:

o  CityFed paid to the FDIC, as receiver for City Federal, $3,169,115;

o CityFed assigned to the FDIC all of CityFed's interest in its goodwill claim (see "Supervisory Goodwill Action" below);

o CityFed conveyed to the FDIC its ownership interest in City Federal and gave up any claims against its receivership estate;

o  The OTS dismissed with  prejudice the Notice of Charges, and the OTS and  the
   FDIC  gave  full  and  complete   releases  to  CityFed  and  the  Individual
   Respondents;

o CityFed and the Individual Respondents gave full and complete releases to the OTS and the FDIC; and

o The OTS dissolved the Temporary Order and authorized First Union Bank to release to CityFed all of its assets remaining in the escrow account following payment of the settlement proceeds.

For further information regarding the Stipulation, see "First RTC Action" below.

FIRST RTC ACTION - On December 7, 1992, the RTC in its capacity as receiver for City Savings, and the RTC in its corporate capacity, filed the First RTC Action in the N.J. Court against CityFed and against two former officers of City Federal. In its complaint in the First RTC Action, the RTC, in its corporate capacity, sought, INTER ALIA, to recover damages in excess of $12 million against CityFed resulting from CityFed's alleged violation of the Stipulation to maintain the net worth of City Federal (RESOLUTION TRUST CORPORATION V. SIMMONS, ET AL., Civil Action No. 92-5261-B ("First RTC Action")).

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

SECOND RTC ACTION - On April 26, 1993, the RTC, in its capacity as receiver for City Savings, filed the Second RTC Action in the N.J. Court against John W. Atherton, Jr., Gordon E. Allen, Alfred J. Hedden, Peter R. Kellogg, John Kean, Gilbert G. Roessner, George E. Mikula and James P. McTernan, all former directors and/or officers of City Federal (RESOLUTION TRUST CORPORATION V. ATHERTON ET AL., Civil Action No. 93-1811 ("Second RTC Action"). In its initial complaint in the Second RTC Action, the RTC sought to recover damages in excess of $130 million for alleged negligence, gross negligence and breach of fiduciary duties by the defendants in connection with the Grand Harbor and Woodfield loans. Although the Second RTC Action was filed separately from the First RTC Action, the N.J. Court consolidated the two actions for administrative purposes.

On June 17, 1993, the RTC filed a First Amended Complaint ("First Amended Complaint") in the Second RTC Action that named as additional defendants in the Second RTC Action Victor A. Pelson and Marshall M. Criser, two former directors of City Federal. With the exception of the addition of Messrs. Pelson and Criser as defendants, the substance of the First Amended Complaint was identical to the complaint filed by the RTC on April 26, 1993.

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

CityFed is aware that all of the defendants in the Second RTC Action have settled with the RTC or FDIC. The settlement agreement for Victor Pelson includes a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, which occurred pursuant to the Settlement. Mr. Pelson agreed to pay the RTC $650,000 to settle the Second RTC Action. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner include (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments agreed to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, are $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $265,000 for Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they made to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action and Mr. Kellogg agreed to pay $3,000,000. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, John W. Atherton, Jr., Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments.

Pursuant to the Settlement, the FDIC assigned any rights it acquired in the settlements described above to CityFed. See "Indemnification Claims" above.

"SUPERVISORY GOODWILL" ACTION - The United States Supreme Court held in UNITED STATES V. WINSTAR CORP., 518 U.S. 839, 116 S. Ct. 2432 (1996), that the loss by a financial institution of supervisory goodwill carried on its books as a consequence of earlier supervisory mergers, as a result of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, could constitute a breach of contract by the United States. On August 7, 1995, CityFed, acting in its own right and as shareholder of City Federal, filed a civil action in the United States Court of Federal Claims seeking damages for loss of supervisory goodwill on its books as a result of various acquisitions by City Federal of troubled depository institutions. CITYFED FINANCIAL CORP., IN ITS OWN RIGHT AND IN ITS CAPACITY AS SHAREHOLDER OF CITY FEDERAL SAVING BANK, BEDMINSTER, NEW JERSEY V. UNITED STATES OF AMERICA, No. 95-508c.

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

Several defendants have requested that CityFed reimburse them for the settlement payments made by them under the settlement agreement. CityFed has not responded to the request. It is likely that CityFed will receive similar requests from the other parties to the settlement. CityFed's liability to the individuals remains to be determined; however, CityFed has accrued $745,000 related to this matter in its other liabilities.

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

      Under the terms of the 1940 Act Order:

            (1) CityFed may not purchase or otherwise acquire any securities other than short-term U.S. government securities, certificates of deposit, commercial paper rated A-1/P-1, and shares of registered money market funds; except that CityFed may acquire equity securities of an issuer that is not an investment company as defined in section 3(a) of the 1940 Act or is relying on an exclusion from the definition of investment company under section 3(c) of the 1940 Act other than section 3(c)(1) or 3(c)(7), in connection with the acquisition of an operating business as evidenced by a resolution approved by CityFed's board of directors.

            (2) CityFed may not hold itself out as being engaged in the business of investing, reinvesting, owning, holding, or trading in securities.

            (3) CityFed's Form 10-KSB, Form 10-QSB and annual reports to shareholders must state that an exemptive order has been granted pursuant to Sections 6(c) and 6(e) of the 1940 Act and that CityFed and other persons, in their transactions and relations with CityFed, are subject to Sections 9, 17(a), 17(d), 17(e), 17(f), 36 through 45 and 47 through 51 of the 1940 Act, and the rules thereunder, as if CityFed were a registered investment company, except insofar as permitted by the 1940 Act Order.

            (4) Notwithstanding Sections 17(a) and 17(d) of the 1940 Act, an affiliated person (as defined in Section 2(a)(3) of the 1940 Act) of CityFed may engage in a transaction that otherwise would be prohibited by these sections with CityFed:

                  (a) if  such  proposed  transaction  is  first  approved  by a bankruptcy court on the basis that (i) the terms thereof, including the consideration to be paid or received, are reasonable and fair to CityFed, and (ii) the participation of CityFed in the proposed transaction will not be on a basis less advantageous to CityFed than that of other participants; and

                  (b) in connection  with each such  transaction,  CityFed shall inform the bankruptcy court of (i) the identity of all of its affiliated persons who are parties to, or have a direct or indirect financial interest in, the transaction; (ii) the nature of the affiliation; and (iii) the financial interests of such persons in the transaction.

ITEM 2.     DESCRIPTION OF PROPERTY.

CityFed leases space at 4 Young's Way, Nantucket, MA 02584 at a cost of $1,000 per month. The lease expires in November 2001.

See Item 1., "Description of Business - Current Activities" for a description of CityFed's current investment policies.

ITEM 3.     LEGAL PROCEEDINGS.

See Item 1., "Description of Business - Potential Obligations of CityFed" for information regarding the Settlement, the Notice of Charges, the Temporary Order, the First RTC Action, and the Second RTC Action, which information is incorporated herein by reference.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On May 29, 1990, CityFed's Common Stock and Series B Stock were delisted from Nasdaq at the request of CityFed. The Series C Stock was delisted from Nasdaq at the end of 1989. CityFed also requested that the London Stock Exchange delist CityFed's Common Stock and such stock was delisted. Thus, at present, there is no public trading market for the Common Stock, the Series C Stock or the Series B Stock. Consequently, set forth below (except as otherwise noted) are the high and low bid prices of such securities during the reported periods as reported by Pink Sheets LLC (formerly National Quotation Bureau, Inc.). Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      1999        FIRST QUARTER    SECOND QUARTER     THIRD QUARTER    FOURTH QUARTER
                  -------------    --------------     -------------    --------------
Common Stock      .001-.001 (4)    (1)              .001-.001 (4)     .001-.001 (4)
Series B Stock    .05-.05 (2)      .05-.05 (2)      .05-.05 (2)       (3)
Series C Stock    .001-.001 (4)    .001-.001 (4)    .01-.01 (4)       (1)

      2000        FIRST QUARTER    SECOND QUARTER     THIRD QUARTER    FOURTH QUARTER
                  -------------    --------------     -------------    --------------
Common Stock      .0001-.0001 (2)  .001-.0001 (2)   .001-.001 (2)     .001-.0001 (2)
Series B Stock    (1)              (1)              (1)               (1)
Series C Stock    (1)              (1)              (1)               (1)

-------------------

(1)   No bid, asked or sales price reported by Pink Sheets LLC.
(2)   Bid price only supplied by Pink Sheets LLC.
(3)   No bid or asked price reported by Pink Sheets LLC.
(4)   Sales prices shown are as reported by the Pink Sheets LLC.

The approximate number of holders of record of Common Stock as of February 28, 2001 was 9,700.

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

Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of December 31, 2000, the aggregate deficiency on the Series B Stock was $61,313,228 and the aggregate deficiency on the Series C Stock was $37,982,563.

CityFed does not anticipate being able to pay any dividends on its Series B Stock, its Series C Stock or its Common Stock for the foreseeable future. CityFed has not paid any dividends on its Common Stock since the second quarter of 1989.

CityFed has not sold any securities without registering such sales under the Securities Act of 1933 during 2000.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, CityFed had $6,226,000 in assets, $7,481,000 in total liabilities and a stockholders' deficiency of $1,255,000 compared to $9,507,000 in assets, $10,712,000 in total liabilities and a stockholders' deficiency of $1,205,000 at December 31, 1999. However, as discussed in Note 8 to CityFed's financial statements and under Item 1., "Description of Business - Potential Obligations of CityFed," a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims. See Item 1., "Description of Business - Current Activities."

While  CityFed's  liquidity  is  expected  to be  sufficient  to  meet  expected litigation and administrative expenses over the next twelve months, any substantial indemnification expense, settlement or judgment could reduce liquidity to a level that would jeopardize the continuation of CityFed's activities. However, as a result of accruals to other liabilities to reflect the items described under Item 1., "Description of Business - Potential Obligations of CityFed," CityFed currently has a negative net worth and it is unlikely that CityFed will be able to achieve a positive net worth in the foreseeable future. Although management believes that CityFed's current level of accruals are sufficient, no assurances can be given that the amounts established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

On October 26, 1994, CityFed and the OTS entered into an Escrow Agreement ("Escrow Agreement") with CoreStates Bank, N.A. ("CoreStates") pursuant to which CityFed transferred substantially all of its assets to CoreStates for deposit into an escrow account to be maintained by CoreStates. Pursuant to the Settlement, the Escrow Agreement was terminated on May 19, 2000 and the proceeds were distributed to CityFed.

CityFed's interest in City Federal is reflected as discontinued operations in the financial statements. See Item 1., "Description of Business - General."

CURRENT OPERATIONS

CityFed is not presently conducting an operating business. At the present time, management has invested, and intends in the future to invest, CityFed's assets on a short term basis.

CityFed currently derives its income by investing its assets in money market instruments with a maturity of one year or less. See Item 1., "Description of Business - Current Activities" for a description of CityFed's current investment policy. At December 31, 2000, CityFed had invested $6,216,000.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

CityFed recorded income from continuing operations of $164,000 for the year ended December 31, 2000 compared to income from continuing operations of $199,000 for the year ended December 31, 1999. The net loss of $50,000 for the year ended December 31, 2000 is after a loss from discontinued operations of $214,000. There was no loss from discontinued operations in 1999.

At December 31, 2000, CityFed has accrued in its other liabilities $4,020,000 representing the indemnification claims for settlements described above under
Item 1., "Description of Business - Potential Obligations of CityFed." During 2000, these amounts decreased from $6,353,000 at December 31, 1999 to $4,020,000 at December 31, 2000 due primarily to the reduction from the Settlement of $3,169,115 off set by the addition of $745,000 representing claims described in
Item 1., "Description of Business - Potential Obligations of CityFed " under the caption: "INDEMNIFICATION CLAIMS RELATING TO DEFERRED COMPENSATION PLANS." Also included in its liabilities at December 31, 2000 is $3,397,000 representing litigation expenses incurred for which indemnification claims either have been made or are expected. This amount is less than the corresponding balance of $4,275,000 at December 31, 1999 due primarily to an agreement with one legal firm that settled all unpaid bills for substantially less than the carrying value.

Interest on investments was $467,000 for the year ended December 31, 2000 compared to $470,000 for the year ended December 31, 1999 due to a lower amount of funds invested offset by higher investment yields realized during 2000.

Operating expenses of $327,000 for the year ended December 31, 2000 were more than the $271,000 level for the year ended December 31, 1999. This occurred primarily as a result of the higher levels of professional services expenses, included in other operating expenses, which increased from $62,000 for the year ended December 31, 1999 to $112,000 for the year ended December 31, 2000.

The basic (and diluted) loss per share from continuing operations and basic (and diluted) loss per share of $0.45 and $0.46 for the year ended December 31, 2000 compares to $0.45 and $0.45 in 1999, respectively, and is after the deduction of unpaid preferred dividends of $8,634,000 in both years. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

CityFed recorded income from continuing operations of $199,000 for the year ended December 31, 1999 compared to income from continuing operations of $305,000 for the year ended December 31, 1998. CityFed had no loss from discontinued operations in 1999 or 1998.

At December 31, 1999, CityFed had accrued in its other liabilities $6,353,000 representing the indemnification claims for settlements described above under
Item 1., "Description of Business - Potential Obligations of CityFed" and for expected legal expenses related to the matters giving rise to the claims. During 1999, these amounts decreased from $6,615,000 at December 31, 1998 to $6,353,000 at December 31, 1999. Also included in its liabilities on December 31, 1999 is $4,275,000 representing litigation expenses incurred for which indemnification claims are expected.

Interest on investments was $470,000 for the year ended December 31, 1999 compared to $542,000 for the year ended December 31, 1998 due to lower investment yields realized during 1999.

Operating expenses of $271,000 for the year ended December 31, 1999 were more than the $237,000 level for the year ended December 31, 1998. This occurred primarily as a result of the higher levels of professional services expenses, included in other operating expenses, which increased from $28,000 for the year ended December 31, 1998 to $62,000 for the year ended December 31, 1999.

The basic (and diluted) loss per share from continuing operations and basic (and diluted) loss per share of $0.45 and $0.45 for the years ended December 31, 1999 and 1998, respectively, is after the deduction of unpaid preferred dividends of $8,634,000 in both years. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

ITEM 7.  FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS' REPORT

The Board of Directors of
CityFed Financial Corp.:

We have audited the accompanying statements of financial condition of CityFed Financial Corp. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

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


/s/ Deloitte & Touche LLP
March 29, 2001
Parsippany, New Jersey

CITYFED FINANCIAL CORP.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                      2000             1999
                                                      ----             ----
ASSETS

Cash                                                      $ 8              $ 63
Investment securities at amortized cost
    (Market value $6,219 in 2000 and $9,430
    in 1999) (Note 3)                                   6,216             9,444
Other assets                                                2                 -
                                                 ------------      ------------

TOTAL ASSETS                                     $      6,226      $      9,507
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Accrued expenses                                       $ 31              $ 84
  Other liabilities (Notes 2 and 8)                     7,450            10,628
                                                 ------------      ------------

           Total liabilities                            7,481            10,712
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS'  DEFICIENCY(Notes  5 and 6):
    Preferred stock, 30,000,000 shares
    authorized:
       $2.10 cumulative convertible, Series B,
         $25 par value, issued and outstanding:
         2,538,850 in 2000 and 1999                    63,471            63,471
       Series C Junior, cumulative, $.01 par
         value, liquidation preference $3.00 per
         share, shares issued and outstanding:
         8,257,079 in 2000 and 1999                        82                82
    Common stock, $.01 par value, 100,000,000
         shares authorized, issued: 18,914,609 in
         2000 and 1999, outstanding: 18,715,609 in
         2000 and 1999                                    188               188
    Additional paid-in capital                        108,868           108,868
    Accumulated deficit                              (172,864)         (172,814)
    Treasury stock (199,000 shares of
         common stock)                                 (1,000)           (1,000)
                                                 ------------      ------------

         Total stockholders' deficiency                (1,255)           (1,205)
                                                 ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $      6,226      $      9,507
                                                 ============      ============

See notes to financial statements.

CITYFED FINANCIAL CORP.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            2000          1999          1998
                                            ----          ----          ----

INCOME:
     Interest on investments            $       467   $       470   $       542
     Other (Note 3)                              24             -             -
                                        -----------   -----------   -----------

            Total income                        491           470           542
                                        -----------   -----------   -----------

EXPENSES:

     Compensation and employee benefits         167           160           157
     Other operating expenses                   160           111            80
                                        -----------   -----------   -----------

            Total expenses                      327           271           237
                                        -----------   -----------   -----------

INCOME FROM CONTINUING
     OPERATIONS                         $       164   $       199   $       305

LOSS FROM DISCONTINUED OPERATIONS
(Note 2)
                                        $      (214)  $         -   $         -
                                        -----------   -----------   -----------

NET (LOSS) INCOME                       $       (50)  $       199   $       305
                                        ===========   ===========   ===========

NET LOSS AVAILABLE FOR
     COMMON STOCKHOLDERS
     (Note 1)                           $    (8,684)  $    (8,435)  $    (8,329)
                                        ===========   ===========   ===========

BASIC AND DILUTED LOSS PER SHARE:
     From continuing operations         $     (0.45)  $     (0.45)  $     (0.45)
     From discontinued operations       $     (0.01)  $         -   $         -
                                        -----------   -----------   -----------
     Net loss                           $     (0.46)  $     (0.45)  $     (0.45)
                                        ===========   ===========   ===========

AVERAGE SHARES OUTSTANDING               18,715,609    18,715,609    18,715,416

DIVIDENDS PER COMMON SHARE                         -            -             -

See notes to financial statements.

CITYFED FINANCIAL CORP.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                              Additional
                                   Preferred       Common       Paid-in     Accumulated      Treasury
                                     Stock         Stock        Capital       Deficit         Stock        Total
                                 ------------------------------------------------------------------------------------

BALANCE,
     DECEMBER 31, 1997             $ 63,567       $   188      $ 108,854     $ (173,318)     $(1,000)      $(1,709)
                                 ----------     ---------    -----------     ----------    ---------     ---------

Conversion of Preferred Stock           (14)            -             14              -            -             -
Net income                                -             -              -            305            -           305
                                 ----------     ---------    -----------     ----------    ---------     ---------

BALANCE,
     DECEMBER 31, 1998               63,553           188        108,868       (173,013)      (1,000)       (1,404)
                                 ----------     ---------    -----------     ----------    ---------     ---------

Net income                                -             -              -            199            -           199
                                 ----------     ---------    -----------     ----------    ---------     ---------

BALANCE,
     DECEMBER 31, 1999               63,553           188        108,868       (172,814)      (1,000)       (1,205)
                                 ----------     ---------    -----------     ----------    ---------     ---------

Net loss                                  -             -              -            (50)           -           (50)
                                 ----------     ---------    -----------     ----------    ---------     ---------

BALANCE,
     DECEMBER 31, 2000             $ 63,553       $   188      $ 108,868     $ (172,864)     $(1,000)      $(1,255)
                                 ==========     =========    ===========     ==========    =========     =========


See notes to financial statements.

CITYFED FINANCIAL CORP.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                2000        1999          1998
                                                ----        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                       $    639    $    455      $    511
     Operating expenses                          (603)       (464)         (309)
     Settlement payment                        (3,169)          -             -
     Other income                                  24           -             -
                                             --------    --------      --------

       Net cash (used in) provided by
       operating activities                    (3,109)         (9)          202
                                             --------    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in investment
       securities                               3,056          24          (218)
     Other - net                                   (2)          -            (2)
                                             --------    --------      --------

       Net cash provided by (used in)
       investing activities                     3,054          24          (220)
                                             --------    --------      --------

NET (DECREASE) INCREASE IN CASH                   (55)         15           (18)

CASH AT BEGINNING OF YEAR                          63          48            66
                                             --------    --------      --------

CASH AT END OF YEAR                          $      8    $     63      $     48
                                             ========    ========      ========

RECONCILIATION OF NET (LOSS) INCOME
TO NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:

       Net (loss) income                     $    (50)   $    199      $    305
       Loss from discontinued operations          214           -             -
       Settlement payment                      (3,169)          -             -
       (Increase) decrease in other
         assets                                    (2)         13            14
       Decrease in accrued income and
         expense, net                            (102)       (221)         (117)
                                             --------    --------      --------

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES
                                             $ (3,109)   $     (9)     $    202
                                             ========    ========      ========

See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Basis of Presentation - Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed"), was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision (the "OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations in the accompanying financial statements. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At December 31, 2000, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from these estimates.

Cash - Cash includes cash on hand and in banks, excluding certificates of deposit and money market accounts.

Investment Securities - In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are those debt securities that CityFed has the intent and ability to hold to maturity and are reported at amortized cost. Due to the short term nature of CityFed's investment securities, all investment securities, both in 2000 and 1999, are classified as held to maturity and, therefore, all investment securities are stated at cost and adjusted for premiums and discounts, which are amortized using the straight-line method, which does not differ materially from the interest method.

Basic Loss Per Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This standard changes the previous standards for computing earnings per share (EPS).

As required by this Statement, the Company computed basic loss per share by dividing net income, after consideration of payment of preferred dividends of $8,634,000 in 2000, 1999 and in 1998, by the weighted average number of common shares outstanding during each period.

Reclassifications - Certain reclassifications have been made to prior years' financial statements to conform with the current year's presentation.

2.       DISCONTINUED OPERATIONS

On December 7, 1989, the OTS declared City Federal insolvent and ordered it closed. The RTC was appointed receiver to handle all matters related to City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations. The Company has recognized losses from discontinued operations of City Federal only to the extent of its investment in and advances to the former subsidiary savings and loan (determined on a basis consistent with accounting principles generally accepted). At December 31, 2000 and 1999, the Company's statement of financial condition does not include any assets or liabilities of City Federal. However, as discussed in Note 8, there exists a claim asserting that the Company should assume certain liabilities of City Federal relating to deferred compensation arrangements with the Company's former Chairman.

The statements of operations include a loss from discontinued operations of $214,000 for the year ended December 31, 2000 reflecting net increases in the accruals related to the indemnification claims associated with City Federal (see
Note 8). There was no loss from discontinued operations in 1999 or 1998.

3.       INVESTMENT SECURITIES

A summary of investment securities at December 31, 2000 and 1999, which are all due within one year, is as follows (dollars in thousands):

                                                    2000
                              --------------------------------------------------
                                 PRINCIPAL               CARRYING     MARKET
                                   AMOUNT      COST        VALUE       VALUE

Federal Agency
      FHLMC                     $    500    $    470    $    495     $    495
      FHLMC                          800         789         799          799
      FNMA                           500         496         499          500
Commercial paper:
      Duke Energy Corp.              500         491         499          499
      AT&T Corp.                     500         484         492          490
      AT&T Corp.                     500         483         490          492
      GE Capital Corp.             1,000         952         975          975
Corporate notes:
      Merrill Lynch, Inc.            378         377         378          377
      Bank of America Corp.          215         215         215          215
      First Interstate Corp.         500         516         513          516
      Chase Manhattan Corp.          250         249         250          250
Merrill Lynch
      Money Market Funds             560         560         560          560
Accrued Interest                      --          --          51           51
                              ----------  ----------  ----------   ----------
Total                           $  6,203    $  6,082    $  6,216     $  6,219
                              ==========  ==========  ==========   ==========

                                                    1999
                              --------------------------------------------------
                                 PRINCIPAL               CARRYING     MARKET
                                   AMOUNT      COST        VALUE       VALUE

Bank notes:
      Wachovia Bank, NA         $  1,000    $    999    $  1,000     $  1,000
      First National Bank of         500         505         500          500
        Commerce
Bank certificates of deposit:
      Deutsche Bank NY             1,000       1,000       1,000          997
Corporate notes:
      Idaho Power Company            500         512         500          500
      General Electric
        Capital Corp.              1,000       1,004       1,000        1,000
      Southwest Bell Capital         500         506         501          500
      Associates Corp. of NA       1,000       1,035       1,010        1,007
      Norwest Corp.                1,000       1,009       1,004        1,003
      Salomon Smith Barney           400         406         402          401
        Holdings
      American Express               500         502         501          500
      Merrill Lynch                  400         402         401          400
      Merrill Lynch                1,040       1,046       1,044        1,041
First Union
      Money Market Funds             358         358         358          358
Accrued Interest                      --          --         223          223
                              ----------   ---------   ---------    ---------
Total                         $    9,198    $  9,284    $  9,444     $  9,430
                              ==========   =========   =========    =========


In 1994, CityFed transferred substantially all of its investment securities to CoreStates Bank, N.A. ("CoreStates") for deposit into an escrow account to be maintained by CoreStates. Certain restrictions existed under the related escrow agreement (see Note 8 - "Temporary Order to Cease and Desist"). After the settlement discussed in Note 8, the escrow agreement was terminated and the restrictions no longer exist.

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

4.       INCOME TAXES

The Company was the parent company of an affiliated group of corporations that filed consolidated income tax returns. On December 7, 1989, the OTS appointed the RTC as receiver for City Federal. A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created by the OTS. City Savings acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed's liability for Federal income taxes for the tax years through 1990 were calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institution created by the OTS to acquire the assets and liabilities of City Federal. For its tax years 1991 through 1999, CityFed has filed its Federal income tax returns on a separate company basis, which excludes City Federal and the successor institution. (See Note 2.)

At December 31, 2000, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $24,262,000 that expire in various years through 2020. Operating loss carryforwards for Massachusetts, New Jersey and Florida state tax purposes, which expire in various years through 2008, were approximately $3,208,000, $352,000 and $993,000, respectively, at December 31, 2000.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards. The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 2000 and 1999 are as follows:

                                                    2000               1999
      Deferred tax assets:
             Operating loss carryforwards    $    8,499,000      $    7,382,711
             Other liabilities                    2,966,000           4,342,754
                                             --------------      --------------

      Total deferred tax assets                  11,465,000          11,725,465
                                             --------------      --------------

      Deferred tax liabilities                            -                   -
                                             --------------      --------------

      Net deferred tax asset before
      valuation allowance
                                                 11,465,000          11,725,465

      Valuation allowance                        11,465,000          11,725,465
                                             --------------      --------------

      Net deferred tax asset                 $            -      $            -
                                             ==============      ==============

There was a $260,465 and a $137,466 decrease in the valuation allowance for the years ended December 31, 2000 and 1999, respectively.

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

Each share of Series C Junior Preferred Stock is entitled to a cumulative dividend of $.40 per annum when and as declared by the Board of Directors and will have priority over dividends on the Common Stock. The Series C Junior Preferred is entitled to a liquidation preference of $3.00 per share plus all accrued and unpaid dividends and ranks junior to the Company's outstanding $2.10 Cumulative Convertible Preferred Stock, Series B with respect to dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company. At the option of the Company, the Series C Junior Preferred Stock may be redeemed at any time for $3.00 per share plus all accrued and unpaid dividends.

The Company suspended dividend payments in July of 1989. At December 31, 2000, cumulative unpaid dividends totaled $61.3 million ($24.15 per share) and $38.0 million ($4.60 per share) for the Series B and C preferred stock, respectively.

6.       STOCK OPTION AND DEFERRED COMPENSATION PLANS

City Federal maintained a Deferral Agreement Deferred Compensation Plan pursuant to which it administered a deferral agreement with the Company's former Chairman, Gilbert G. Roessner. Under this plan, Mr. Roessner could convert deferred compensation into stock units, each stock unit representing one hypothetical share of the Company's Common Stock. The conversion price was based on the fair market value of the Common Stock. Unless otherwise elected, the stock units were payable in monthly installments after termination of service. Distributions were in the form of shares of common stock or, in certain circumstances, cash. Each stock unit outstanding at August 5, 1985 represented one hypothetical share of Common Stock and 0.592 shares of Series C Junior Preferred Stock. As a result of the receivership of City Federal, the Company no longer receives funds from City Federal in connection with the distribution to Mr. Roessner of common stock under the plan. Accordingly, the Company has not included the stock units that may be issued under this plan in its 2000, 1999 and 1998 net loss per share calculations. See Note 8 for the claim of Mr.
Roessner against the Company relating to this plan and other deferred compensation arrangements for which the Company has not recorded a liability in the accompanying financial statements.

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

                                                                   DEFERRED
                                        STOCK          PER       COMPENSATION
                                        UNITS         SHARE         BALANCE
                                                                    (000'S)

  Balance, December 31, 2000,
       1999 and 1998                   159,869     $     4.472     $       715
                                       =======     ===========     ===========


7.       PENSION PLANS

The Company, through City Federal, had an ESOP (a defined contribution plan) with a Minimum Benefit Retirement Plan (the "Floor Plan") and a Thrift and Profit Sharing Plan (a qualified plan under Section 401(k) of the Internal Revenue Code). On December 7, 1989, City Federal was declared insolvent by the OTS and ordered closed. The RTC was appointed receiver to handle all matters related to City Federal including these plans. The Company does not provide any retirement benefits for its employee.

8.       COMMITMENTS AND CONTINGENCIES

INDEMNIFICATION CLAIMS - The Bylaws of CityFed, INTER ALIA, obligate CityFed to indemnify, to the fullest extent authorized by the Delaware General Corporation Law, any person who is made or threatened to be made a party to or becomes involved in an action by reason of the fact that he or she is or was an employee of CityFed or one of its subsidiaries, and to pay on his or her behalf expenses incurred in defending such an action prior to the final disposition of such action; provided that expenses incurred by an officer or director may be paid in advance only if such person delivers an undertaking to CityFed to repay such amounts if it ultimately is determined that the person is not entitled to be indemnified under CityFed's Bylaws and the Delaware General Corporation Law. These undertakings are generally not secured. Consequently, CityFed may become obligated to indemnify such persons for their expenses incurred in connection with any such action and to advance legal expenses incurred by such persons prior to the final disposition of any such action. In addition to any amounts paid on behalf of such person for expenses incurred in connection with such an action, CityFed also may have further indemnification responsibilities to the extent damages are assessed against such a person and for settlement amounts.

As described below, CityFed and several former directors and/or officers of City Federal were named as defendants or respondents in the First and Second RTC Actions and in the Notice of Charges (as such terms are defined below). Many of these former directors and/or officers of City Federal have requested CityFed to indemnify them and to advance expenses to them in connection with these matters.

A special committee of CityFed's Board of Directors, comprised of directors who were not named in the First or Second RTC Actions, was established to consider this request for indemnification and advancement of expenses with respect to the First and Second RTC Actions. On the advice of counsel to the special committee, CityFed advanced reasonable defense costs to such former directors and officers in such connection with the First and Second RTC Actions.

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

Through December 31, 2000, CityFed received, but has not paid, bills totaling $3,397,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases.

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

IN THE MATTER OF CITYFED FINANCIAL CORPORATION,  OTS Order No. AP 94-26 (June 2,
1994) - On June 2, 1994, the Office of Thrift Supervision issued a Notice of Charges ("Notice of Charges") against CityFed and against Gordon E. Allen, John
W. Atherton, Jr., Edwin M. Halkyard, Alfred J. Hedden, Peter R. Kellogg, William
A. Liffers and Gilbert G. Roessner ("Individual Respondents"), who are current or former directors or officers of CityFed and of CityFed's former subsidiary, City Federal.

The OTS charged that CityFed failed to maintain the net worth of City Federal at levels required by applicable capital requirements in violation of a stipulation dated December 4, 1984 ("Stipulation"). CityFed had provided the Stipulation to the Federal Savings and Loan Insurance Corporation in connection with the approval by the Federal Home Loan Bank Board ("FHLBB") of CityFed's acquisition of City Federal in December 1984. FHLBB Resolution No. 84-664, dated November 21, 1984, approved CityFed's acquisition of City Federal on the condition that, among other things, CityFed provide the Stipulation to the Federal Savings and Loan Insurance Corporation. The Stipulation provided that, as long as CityFed controlled City Federal, CityFed would cause the net worth of City Federal to be maintained at a level consistent with that required by regulations and would infuse sufficient additional equity capital, in a form satisfactory to the regulators, to effect compliance with the capital requirement.

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

The OTS charged that the Individual Respondents had an affirmative obligation to see that CityFed complied with its net worth maintenance. The OTS alleged that some of the Individual Respondents (Messrs. Allen, Atherton, Hedden, Kellogg and Roessner) were unjustly enriched through CityFed's payment of their legal expenses with CityFed assets, an allegation that refers to the advancement by CityFed, pursuant to its obligations in its Bylaws and Restated Certificate of Incorporation, of litigation expenses to those Individual Respondents in the RTC action in the United States District Court for the District of New Jersey ("N.J. Court"), RESOLUTION TRUST CORPORATION V. ATHERTON, ET AL., Civil Action No. 93-1811 (consolidated with RESOLUTION TRUST CORPORATION V. SIMMONS, ET AL., Civil Action No. 92-5261-B). The Notice of Charges requested that an order be entered by the Director of the OTS requiring the Individual Respondents to make restitution, reimburse, indemnify or guarantee the OTS against loss in an amount not less than $400,000, which the OTS alleged to be the amount of legal expenses CityFed paid on their behalf from April to December 1993.

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

The terms of the Settlement generally included the following:

o     CityFed paid to the FDIC, as receiver for City Federal, $3,169,115;

o CityFed assigned to the FDIC all of CityFed's interest in its goodwill claim (see "Supervisory Goodwill Action" below);

o CityFed conveyed to the FDIC its ownership interest in City Federal and gave up any claims against its receivership estate;

o The OTS dismissed with prejudice the Notice of Charges, and the OTS and the FDIC gave full and complete releases to CityFed and the Individual Respondents;

o CityFed and the Individual Respondents gave full and complete releases to the OTS and the FDIC; and

o The OTS dissolved the Temporary Order and authorized First Union Bank to release to CityFed all of its assets remaining in the escrow account following payment of the settlement proceeds.

For further information regarding the Stipulation, see "First RTC Action" below.

FIRST RTC ACTION - On December 7, 1992, the RTC in its capacity as receiver for City Savings, and the RTC in its corporate capacity, filed the First RTC Action in the N.J. Court against CityFed and against two former officers of City Federal. In its complaint in the First RTC Action, the RTC, in its corporate capacity, sought, INTER ALIA, to recover damages in excess of $12 million against CityFed resulting from CityFed's alleged violation of the Stipulation to maintain the net worth of City Federal (RESOLUTION TRUST CORPORATION V. SIMMONS, ET AL., Civil Action No. 92-5261-B ("First RTC Action")).

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

SECOND RTC ACTION - On April 26, 1993, the RTC, in its capacity as receiver for City Savings, filed the Second RTC Action in the N.J. Court against John W. Atherton, Jr., Gordon E. Allen, Alfred J. Hedden, Peter R. Kellogg, John Kean, Gilbert G. Roessner, George E. Mikula and James P. McTernan, all former directors and/or officers of City Federal (RESOLUTION TRUST CORPORATION V. ATHERTON ET AL., Civil Action No. 93-1811) ("Second RTC Action"). In its initial complaint in the Second RTC Action, the RTC sought to recover damages in excess of $130 million for alleged negligence, gross negligence and breach of fiduciary duties by the defendants in connection with the Grand Harbor and Woodfield loans. Although the Second RTC Action was filed separately from the First RTC Action, the N.J. Court consolidated the two actions for administrative purposes.

On June 17, 1993, the RTC filed a First Amended Complaint ("First Amended Complaint") in the Second RTC Action that named as additional defendants in the Second RTC Action Victor A. Pelson and Marshall M. Criser, two former directors of City Federal. With the exception of the addition of Messrs. Pelson and Criser as defendants, the substance of the First Amended Complaint was identical to the complaint filed by the RTC on April 26, 1993.

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

"SUPERVISORY GOODWILL" ACTION - The United States Supreme Court held in UNITED STATES V. WINSTAR CORP., 518 U.S. 839, 116 S. Ct. 2432 (1996), that the loss by a financial institution of supervisory goodwill carried on its books as a consequence of earlier supervisory mergers, as a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, could constitute a breach of contract by the United States. On August 7, 1995, CityFed, acting in its own right and as shareholder of City Federal, filed a civil action in the United States Court of Federal Claims seeking damages for loss of supervisory goodwill on its books as a result of various acquisitions by City Federal of troubled depository institutions. CITYFED FINANCIAL CORP., IN ITS OWN RIGHT AND IN ITS CAPACITY AS SHAREHOLDER OF CITY FEDERAL SAVING BANK, BEDMINSTER, NEW JERSEY V. UNITED STATES OF AMERICA, No. 95-508c.

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

Several defendants have requested that CityFed reimburse them for the settlement payments made by them under the settlement agreement. CityFed has not responded to the request. It is likely that CityFed will receive similar requests from the other parties to the settlement. CityFed's liability to the individuals remains to be determined; however, CityFed has accrued $745,000 related to this matter in its other liabilities.

TAX LIABILITIES - CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended, ("Code") and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed for its tax years 1991 through 1999. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

OTHER LIABILITIES - At December 31, 2000, CityFed has accrued in its other liabilities $4,020,000 representing the indemnification claims for settlements described above. During 2000, these amounts decreased from $6,353,000 at December 31, 1999 to $4,020,000 at December 31, 2000 due primarily to the reduction from the Settlement of $3,169,115 off set by the addition of $745,000 representing claims described above under the caption: "INDEMNIFICATION CLAIMS RELATING TO DEFERRED COMPENSATION PLANS." Also included in other liabilities on December 31, 2000 is $3,397,000 representing litigation expenses incurred for which indemnification claims either have been made or are expected.

At December 31, 1999, CityFed had accrued in its other liabilities $6,353,000 representing the indemnification claims for settlements described above under
Item 1., "Description of Business - Potential Obligations of CityFed" and for expected legal expenses related to the matters giving rise to the claims. During 1999, these amounts decreased from $6,615,000 at December 31, 1998 to $6,353,000 at December 31, 1999. Also included in its liabilities on December 31, 1999 is $4,275,000 (compared to $4,300,000 at December 31, 1998) representing litigation expenses incurred for which indemnification claims are expected.

POTENTIAL BANKRUPTCY - CityFed is considering a filing under the Federal Bankruptcy Code to assist in resolving the claims made against it.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

The current directors of CityFed are as follows:

                      Name                       Positions Held           Age (1)     Director (2)
   Class I-Term Expired 1994

   Gordon E. Allen                        Director                           74           1984
   John W. Atherton, Jr.                  Director, Chairman,                58           1987
                                          President, Chief Executive
                                          Officer and Treasurer

   Class II-Term Expired 1992

   Peter R. Kellogg                       Director                           57           1984

   Class III-Term Expired 1993

   Edwin M. Halkyard                      Director                           66           1988

   Directors Elected by the Holders of Series B Stock

   Richard N. Morash                      Director                           58           1991
   Stephen L. Ranzini                     Director                           35           1991


----------------------------------

(1)   At January 31, 2001.
(2)   All directors serve until their successors have been elected and qualify.

The  following  is  certain  biographical   information  regarding  the  current
directors:

Mr. Allen was, until his retirement in 1986, President, Chief Operating Officer and a director of Cluett, Peabody & Co., Inc., New York, New York, an apparel manufacturing, sales and distribution company.

Mr. Atherton was elected President and Chief Executive Officer of CityFed on February 1, 1989, on April 18, 1990 he was elected Treasurer and on July 16, 1991 he was elected Chairman.

Mr. Halkyard was Senior Vice President-Human Resources and a member of the Management Committee of Allied-Signal, Inc., Morris Township, New Jersey, an advanced technology company, from 1979 until his retirement in 1990.

Mr. Kellogg is Senior Managing Director of Spear, Leeds & Kellogg, New York, New York, a specialist firm on the New York Stock Exchange. Mr. Kellogg is a member of the New York Stock Exchange and the American Stock Exchange. He is President of IAT Reinsurance Syndicate, Ltd., a Bermuda insurance company, and, until its liquidation in 1986, President and a director of Interstate Air Taxi, Inc., New York, New York, a commuter airline service. Mr. Kellogg is a director of First Options of Chicago, Inc., an options clearing firm, and The Ziegler Companies, Inc., a publicly-traded regional brokerage firm.

Mr. Morash has been a private investor in the real estate and securities markets since October 1987.

Mr. Ranzini has been, since July 1988, President and Chief Executive Officer of University Bancorp Inc. (formerly known as Newberry Bancorp Inc.), the holding company for University Bank ("Bank"), formerly known as The Newberry State Bank, now located in Ann Arbor, Michigan. Mr. Ranzini is also a director of University Bancorp, Inc. In November 1994, he became the President of the Bank, in December 1995, he became Senior Vice President - Mortgage Banking of the Bank, in November 1997, he became President and Chairman of the Bank, and, in January 1994, became a director of the Bank. Mr. Ranzini is also Director and Treasurer of Michigan BIDCO, a community development lending organization (May 1993 to present) and a Director of Newco Bancorp and its predecessor, Municipal Bankers Corp., an investment company listed on the Toronto Stock Exchange (July 1997 to present).

EXECUTIVE OFFICERS

CityFed has no current executive officers, other than John W. Atherton, Jr. All executive officers are appointed annually by the Board and serve for one-year terms.

See Item 1., "Description of Business" concerning the receivership of City Federal.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of CityFed's knowledge, all directors, officers and more than 10% beneficial owners of CityFed have filed all reports on Forms 3, 4 and 5 required to be filed by them for the year ended December 31, 2001.

ITEM 10.    EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Mr. Atherton received an annual salary of $135,000 during 2000 and continues to be paid at the same rate in 2001.

CityFed does not have employment agreements with any of its officers.

The following table sets forth information concerning the compensation paid or accrued by CityFed for CityFed's one officer whose aggregate compensation exceeded $100,000 in 2000.

                                                   Annual Compensation
                                       -----------------------------------------
   Name and Principal                                             Other Annual
   Position                        Year    Salary($)   Bonus($) Compensation ($)
   ---------------------------     ----    ---------   -------- ----------------
   John W. Atherton, Jr.           2000     135,000        0        22,938 (1)
   Chairman, Director,             1999     100,000     35,000      18,055 (1)
   President, Chief Executive      1998     100,000     35,000      15,922 (1)
   Officer and Treasurer
------------------------------

(1) Represents amounts paid for Mr. Atherton's health insurance and for life insurance for which Mr. Atherton may designate the beneficiary.

DIRECTORS' COMPENSATION

Directors of CityFed receive a meeting fee of $1,000 for each meeting attended. The Board held one meeting during 2000. No remuneration is paid for telephone meetings. Directors of CityFed who are compensated as officers of CityFed do not receive separate compensation for service on the Board of Directors of CityFed.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Securities Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known to CityFed to own, or who may be deemed to own, beneficially more than five percent of any class of voting stock of CityFed (Common Stock, Series B Stock or Series C Stock) as of February 28, 2001. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the stock indicated. Information contained in the table is based on reports filed with or information otherwise supplied to CityFed by the listed beneficial owners.

 -------------------------------------------------------------------------------
 Name and  Address  of  Beneficial     Number of Shares      Percent of Class
 -----------------------------------   -----------------     ----------------
 Owner                                 Beneficially Owned
 -----                                 ------------------
 -------------------------------------------------------------------------------

 Lehigh Financial Corp.                  1,365,000(1)       7.29  percent of the
 950 Stuyvesant Avenue                                      Common Stock
 Union, New Jersey  07083

 Glenn F. Woo                            1,776,435(2)       7.25  percent of the
 10 Exchange Place                                          Common   Stock   and
 Jersey City, New Jersey  07302                             5.09  percent of the
                                                            Series C Stock

 Joseph L. Ranzini                         445,800(3)       17.56 percent of the
 959 Maiden Lane                                            Series B Stock
 Ann Arbor, Michigan  48105
      and
 Stephen L. Ranzini
 959 Maiden Lane
 Ann Arbor, Michigan  48105

 James R. Connacher                           452,550       1.59  percent of the
 514 St. Clair Avenue East                                  Common   Stock   and
 Toronto, Ontario, Canada M4                                6.12  percent of the
                                                            Series B Stock

 Frank A. Constantini                         452,550       1.59  percent of the
 41 Glen Road                                               Common   Stock   and
 Toronto, Ontario, Canada M4                                6.12  percent of the
                                                            Series B Stock

 Peter T. Hyland                              450,050       1.59  percent of the
 129 Oarfield Avenue                                        Common   Stock   and
 Toronto, Ontario, Canada M4                                6.12  percent of the
                                                            Series B Stock

 Philadelphia Bourse, Inc.                  1,756,292       21.27 percent of th
 Suite 120                                                  Series C Stock
 4601 Forbes Boulevard
 Lanham, Maryland 20706-4313
 -------------------------------------------------------------------------------

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

SECURITIES OWNERSHIP OF MANAGEMENT

The following table sets forth information concerning the shares of Common Stock, Series C Stock and Series B Stock beneficially owned by each director of CityFed, and by all officers and directors as a group, as of February 28, 2001. Except as otherwise noted, each beneficial owner listed has sole investment and voting powers with respect to the stock indicated.

Common Stock
------------

                                      Number of Shares      Percent
  Name                               Beneficially Owned     of Class
  ----                               ------------------     --------

  Gordon E. Allen                          2,243                 (1)
  John W. Atherton, Jr.                   31,105 (2)             (1)
  Edwin M. Halkyard                        2,500 (3)             (1)
  Peter R. Kellogg                         8,824 (4)             (1)
  Richard N. Morash                       97,502                   0
  Stephen L. Ranzini                           0                   0

  All  Directors and Officers as         142,174 (2)             (1)
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

                                  CITYFED FINANCIAL CORP.


Date: April 11, 2001              By:/s/ John W. Atherton, Jr.
                                     -------------------------
                                     John W. Atherton, Jr.
                                     President, Chief Executive Officer and
                                     Treasurer (Principal Executive and
                                     Financial Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon E. Allen                             April 11, 2001
--------------------------
Gordon E. Allen
Director

/s/ John W. Atherton, Jr.                       April 11, 2001
--------------------------
John W. Atherton, Jr.
Chairman, President, Chief Executive
Officer, Treasurer and
Director (Principal Executive,
Financial and Accounting Officer)

/s/ Edwin M. Halkyard                           April 11, 2001
--------------------------
Edwin M. Halkyard
Director

/s/ Peter R. Kellogg                            April 11, 2001
--------------------------
Peter R. Kellogg
Director

/s/ Richard N. Morash                           April 11, 2001
--------------------------
Richard N. Morash
Director

/s/ Stephen L. Ranzini                          April 11, 2001
--------------------------
Stephen L. Ranzini
Director

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