Form 10QSB
period 2001-03-31
CITYFED FINANCIAL CORP
filed 2001-05-18
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 0-13311

                             CityFed Financial Corp.
                             ----------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 2001, the number of shares of outstanding common stock was 18,715,609.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL CONDITION
March 31, 2001 and December 31, 2000
(Dollars in Thousands)
                                                                            March 31, 2001     December 31,
                                                                            --------------     ------------
                                                                              (Unaudited)         2000
                                                                              -----------         ----

ASSETS
------

Cash                                                                        $         11     $          8
Investment securities at amortized cost
    (Market value $6,197 in 2001 and $6,219 in 2000)                               6,182            6,216
Other assets                                                                          51                2
                                                                            ------------     ------------

TOTAL ASSETS                                                                $      6,244     $      6,226
                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  Accrued expenses                                                          $         55     $         64
  Other liabilities                                                                7,417            7,417
                                                                            ------------     ------------

           Total liabilities                                                       7,472            7,481
                                                                            ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25 par value, issued and
              outstanding: 2,538,850 in 2001 and 2000                             63,471           63,471
       Series C Junior, cumulative, $.01 par value, liquidation preference
              $3.00 per share, shares issued and outstanding: 8,257,079 in
              2001 and 2000                                                           82               82
    Common stock, $.01 par value, 100,000,000 shares authorized, issued:
        18,914,609 in 2001 and 2000, outstanding: 18,715,609 in 2001 and
        2000                                                                         188              188
    Additional paid-in capital                                                   108,868          108,868
    Accumulated deficit                                                         (172,837)        (172,864)
    Treasury stock (199,000 shares of common stock)                               (1,000)          (1,000)
                                                                            ------------     ------------

     Total stockholders' deficiency                                               (1,228)          (1,255)
                                                                            ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $      6,244     $      6,226
                                                                            ============     ============

See notes to financial statements.


CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2001 and 2000
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                                   Three Months Ended
                                                                   ------------------
                                                                        March 31,
                                                                        ---------
                                                                    2001             2000
                                                                    ----             ----

INCOME:
   Interest on investments                                     $       91      $      132
   Other income                                                        -               24
                                                               ----------      ----------

     Total income                                                      91             156
                                                               ----------      ----------

EXPENSES:
   Compensation and employee benefits                                  43              35
   Other operating expenses                                            21              44
                                                               ----------      ----------

     Total expenses                                                    64              79
                                                               ----------      ----------

INCOME FROM CONTINUING OPERATIONS                                      27              77

LOSS FROM DISCONTINUED OPERATIONS                                       -          (1,037)
                                                               ----------      ----------

NET INCOME (LOSS)                                              $       27      $   (  960)
                                                               ==========      ==========


NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS                     $   (2,132)     $   (3,119)
                                                               ==========      ==========
BASIC AND DILUTED LOSS PER SHARE:
   From continuing operations                                  $    (0.11)     $    (0.11)
   From discontinued operations                                $       -       $    (0.06)
                                                               ----------      ----------
   Net loss                                                    $    (0.11)     $    (0.17)
                                                               ==========      ==========
AVERAGE SHARES OUTSTANDING                                     18,715,609      18,715,609

DIVIDENDS PER COMMON SHARE                                              -               -

See notes to financial statements.



CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2001 and 2000
(Dollars in Thousands) (Unaudited)


                                                                                             2001         2000
                                                                                             ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                                                  $     81        $    184
     Operating expenses                                                                     (122)           (117)
     Other income                                                                             -               24
                                                                                        --------        --------

       Net cash (used in) provided by operating activities                                   (41)             91
                                                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in investment securities                                             44            (103)
                                                                                        --------        --------

       Net cash provided by (used in) investing activities                                    44            (103)
                                                                                        --------        --------

NET INCREASE (DECREASE) IN CASH                                                                3             (12)

CASH AT BEGINNING OF PERIOD                                                                    8              63
                                                                                        --------        --------

CASH AT END OF PERIOD                                                                   $     11        $     51
                                                                                        ========        ========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES:
     Net income (loss)                                                                  $     27        $   (960)
     Loss from discontinued operations                                                         -           1,037
     Increase in other assets                                                                (49)              -
     (Increase) decrease in accrued income and expense, net                                  (19)             14
                                                                                        --------        --------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                     $    (41)       $     91
                                                                                        ========        ========


See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 (UNAUDITED)

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

         As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At March 31, 2001, the Company's business activities consisted primarily of attempting to resolve outstanding indemnification claims against the Company and the management of investments.

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

2. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 ("2000 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results and financial position for the periods presented. Certain reclassifications have been made to prior years' financial statements to conform with the current year's presentation.

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of the Company's preferred stock are cumulative. At March 31, 2001, dividends in arrears were $62.6 million and $38.8 million on the Company's Series B and Series C Stock, respectively.

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

         Through March 31, 2001, CityFed received, but has not paid, bills totaling $3,397,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases.

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

         OTHER LIABILITIES - At March 31, 2001 and December 31, 2000, CityFed has accrued in its other liabilities $4,020,000 representing the indemnification claims for settlements described above. Also included in other liabilities at March 31, 2001 and December 31, 2000 is $3,397,000 representing litigation expenses incurred for which indemnification claims either have been made or are expected.

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

         As a result of the Settlement, CityFed conveyed all its interest in City Federal to the Federal Deposit Insurance Corporation and gave up any claim against the receivership estate of City Federal. See Note 4 of the Notes to Financial Statements for the Three Months Ended March 31, 2001 in this Form 10-QSB ("Notes") under "In the Matter of CityFed Financial Corporation" for further information regarding the Settlement.

         Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 of the Notes. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high grade money market instruments with a maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the small office maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one office.

         Due to the nature of its assets at and subsequent to December 8, 1989, CityFed may be deemed to fall within the definition of an "investment company" under the Investment Company Act of 1940, as amended ("1940 Act"), from that date to the present. To resolve any question regarding its current status under the 1940 Act, CityFed filed an application on October 19, 1990 with the Division of Investment Management of the Securities and Exchange Commission ("SEC") for an order exempting it from certain provisions of the 1940 Act and certain rules and regulations thereunder. This application was amended on September 23, 1993, January 18, 1994 and March 1, 1994. The application was granted under Sections 6(c) and (e) of the 1940 Act on March 15, 1994. Under the order granting the application ("1940 Act Order"), CityFed was not required to register as an investment company. However, CityFed and other persons in their transactions and relations with CityFed are, under the terms of the 1940 Act Order, subject to Sections 9, 17(a), 17(d), 17(e), 17(f), 36 through 45 and 47 through 51 of the 1940 Act, and the rules thereunder, as if CityFed were a registered investment company, except insofar as permitted by the 1940 Act Order. The 1940 Act Order exempted CityFed from having to register as an investment company until the earlier of March 15, 1995 or such time as CityFed would no longer be required to register as an investment company. On February 28, 1995, an Order was issued extending the requested exemption until February 28, 1996, on February 21, 1996, an order was issued extending the requested exemption until February 21, 1997, on February 12, 1997, an Order was issued extending the requested exemption until February 12, 1999, on February 12, 1999, an Order was issued extending the requested exemption until February 12, 2000, on February 9, 2000, an order was issued extending the requested exemption until February 9, 2001 and, on February 6, 2001, an Order was issued extending the requested exemption until February 6, 2002.

Liquidity and Capital Resources

         At March 31, 2001, CityFed had approximately $6,244,000 in total assets, $7,472,000 in total liabilities and $1,228,000 in negative stockholders' equity. At December 31, 2000, CityFed had approximately $6,226,000 in total assets, $7,481,000 in total liabilities and $1,255,000 in negative stockholders' equity. However, as discussed in
         Note 4 of the Notes and under Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2000 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

         While CityFed's liquidity is expected to be sufficient to meet expected litigation and administrative expenses over the next twelve months, any substantial indemnification expense, settlement or judgment could reduce liquidity to a level that would jeopardize the continuation of CityFed's activities. However, as a result of accruals to other liabilities to reflect the items described under Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2000 Form 10-KSB, CityFed currently has a negative net worth and it is unlikely that CityFed will be able to achieve a positive net worth in the foreseeable future. Although management believes that CityFed's current level of accruals are sufficient, no assurances can be given that the amounts established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

         Results of Operations

         CityFed recorded income from continuing operations for the three months ended March 31, 2001 of $27,000. This compares to income from continuing operations in the amount of $77,000 for the three months ended March 31, 2000. There was no loss from discontinued operations during the three months ended March 31, 2001 while there was a loss from discontinued operations of $1,037,000 during the quarter ended March 31, 2000.

         Interest on investments was $91,000 for the three months ended March 31, 2001 compared to $132,000 for the three months ended March 31, 2000 due primarily to the lower amount of funds invested. Operating expenses of $64,000 for the three months ended March 31, 2001 were lower than the $79,000 for the same period in 2000 due primarily to a lower level of professional service fees.

         At December 31, 2000, CityFed has accrued in its other liabilities $4,020,000 representing the indemnification claims for settlements described above under Note 4. Also included in its other liabilities at December 31, 2000 is $3,397,000 representing litigation expenses incurred for which indemnification claims either have been made or are expected. There has been no change in these other liabilities during the quarter ended March 31, 2001.

         The basic (and diluted) loss per share from continuing operations of $0.11 and $0.11 for the quarters ended March 31, 2001 and 2000, respectively, is after the deduction of unpaid preferred dividends of $2,159,000 in both periods. The basic (and diluted) loss per share of $0.17 in the quarter ended March 31, 2000 is after the $0.06 loss per share from discontinued operations and compares to the basic (and diluted) loss per share of $0.11 in the quarter ended March 31, 2001 where no provision was made for discontinued operations. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         See Note 4 of the Notes for a description of currently pending litigation.

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

         Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of March 31, 2001, the aggregate deficiency on the Series B Stock was approximately $62.6 million and the aggregate deficiency on the Series C Stock was approximately $38.8 million.

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

Date:  May 18, 2001