Form 10QSB
period 2001-06-30
CITYFED FINANCIAL CORP
filed 2001-08-14
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 0-13311

                             CityFed Financial Corp.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                    22-2527684
               --------                                    ----------
   (State or other  jurisdiction of                 (IRS Employer Identification
    incorporation or organization)                             No.)

                        PO Box 3126, Nantucket, MA 02584
                        --------------------------------
                    (Address of principal executive offices)

                                 (508) 228-2366
                                 --------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 30, 2001, the number of shares of outstanding common stock was 18,715,609.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL  CONDITION
June 30, 2001 and December 31, 2000
(Dollars in Thousands)
                                                                            June 30, 2001      December 31,
                                                                            --------------     ------------
                                                                              (Unaudited)           2000
                                                                              -----------           ----


ASSETS

Cash                                                                        $         12       $       8
Investment securities at amortized cost
  (Market value $6,200 in 2001 and $6,219 in 2000)                                 6,177           6,216
Other assets                                                                          51               2
                                                                            ------------      ----------

TOTAL ASSETS                                                                $      6,240       $   6,226
                                                                            ============      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  Accrued expenses                                                          $         74       $      64
  Other liabilities                                                                7,417           7,417
                                                                            ------------       ---------

        Total liabilities                                                          7,491           7,481
                                                                            ------------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25 par value, issued
             and outstanding: 2,538,850 in 2001 and 2000                          63,471          63,471
       Series C Junior, cumulative, $.01 par value, liquidation
             preference $3.00 per share, shares issued and
             outstanding: 8,257,079 in 2001 and 2000                                  82              82
    Common stock, $.01 par value, 100,000,000 shares authorized, issued: 18,914,609 in 2001 and 2000, outstanding:
        18,715,609 in 2001 and 2000                                                  188             188
    Additional paid-in capital                                                   108,868         108,868
    Accumulated deficit                                                        (172,860)        (172,864)
    Treasury stock (199,000 shares of common stock)                              (1,000)          (1,000)
                                                                            ------------       ---------

         Total stockholders' deficiency                                          (1,251)          (1,255)
                                                                            ------------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $     6,240        $   6,226
                                                                            ===========        =========

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2001 and 2000
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                              ------------------              ----------------
                                                   JUNE 30,                       JUNE 30,
                                                   --------                       --------
                                               2001        2000           2001             2000
                                               ----        ----           ----             ----

INCOME:
   Interest on investments                     $     80     $    123      $    171         $    255
   Other income                                       -            -             -               24
                                               --------     --------      --------         --------

     Total income                                    80          123           171              279
                                               --------     --------      --------         --------

EXPENSES:
   Compensation and employee benefits                43           51            86               86
   Other operating expenses                          60           73            81              117
                                               --------     --------      --------         --------

     Total expenses                                 103          124           167              203
                                               --------     --------      --------         --------

(LOSS) INCOME FROM CONTINUING                      (23)          (1)             4               76
  OPERATIONS

LOSS FROM DISCONTINUED OPERATIONS                     -            -             -          (1,037)
                                               --------     --------      --------         -------

NET (LOSS) INCOME                              $(   23)     $(    1)      $      4         $(  961)
                                               =========    ========      ========         ========


NET LOSS AVAILABLE FOR COMMON
 STOCKHOLDERS                                  $(2,182)     $(2,160)      $(4,313)         $(5,278)
                                               ========     ========      ========         ========

BASIC AND DILUTED LOSS PER SHARE:
   From continuing operations                  $ (0.12)     $ (0.12)      $ (0.23)         $ (0.23)
   From discontinued operations                $      -     $      -      $      -         $ (0.05)
                                               --------     --------      --------         --------
   Net loss                                    $ (0.12)     $ (0.12)      $ (0.23)         $ (0.28)
                                               ========     ========      ========         ========

AVERAGE SHARES OUTSTANDING                   18,715,609   18,715,609    18,715,609       18,715,609

DIVIDENDS PER COMMON SHARE                            -            -             -                -

See notes to financial statements.

CITYFED FINANCIAL CORP.

STATEMENTS  OF CASH FLOWS
Six Months Ended June 30, 2001 and 2000
(Dollars in Thousands)
(Unaudited)

                                                                            2001            2000
                                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                                   $  137          $  407
     Operating expenses                                                    (206)           (214)
     Settlement payment                                                       -          (3,169)
     Other income                                                             -              24
                                                                           -----          ------

       Net cash used in operating activities                                (69)         (2,952)
                                                                           -----          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in investment securities                                       73           2,975
                                                                           -----          ------

       Cash provided by investing activities                                 73           2,975
                                                                           -----          ------

NET INCREASE IN CASH                                                          4              23

CASH AT BEGINNING OF PERIOD                                                   8              63
                                                                           -----          ------

CASH AT END OF PERIOD                                                    $    12         $   86
                                                                         =======         ======

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
USED IN OPERATING ACTIVITIES:
     Net income (loss)                                                  $     4        $   (961)
     Loss from discontinued operations                                        -           1,037
     Settlement payment                                                       -          (3,169)
     Increase in other assets                                               (49)              -
     (Increase) decrease in accrued income and expense, net                 (24)            141
                                                                           -----          ------

NET CASH (USED IN) OPERATING ACTIVITIES                                 $   (69)        $(2,952)
                                                                        ========        ========


See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED
JUNE 30, 2001 (UNAUDITED)

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

         As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At June 30, 2001, the Company's business activities consisted primarily of attempting to resolve outstanding indemnification claims against the Company and the management of investments.

         As a result of the receivership of City Federal, the financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. The financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 4, substantially all of the operations of the Company have been discontinued and the Company is subject to a number of commitments and contingencies that raise substantial doubt about its ability to continue as a going concern. Except as indicated in Note 4, the financial statements do not include any adjustments that might result from the outcome of these uncertainties which may be determined in the near term. Currently, CityFed is not conducting an operating business. At the present time, management has invested, and intends to invest, CityFed's assets on a short-term basis.

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

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of the Company's preferred stock are cumulative. At June 30, 2001, dividends in arrears were $64.0 million and $39.6 million on the Company's Series B and Series C Stock, respectively.

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

         As described below, CityFed and several former directors and/or officers of City Federal were named as defendants or respondents in the First and Second RTC Actions and in the Notice of Charges (as such terms are defined below). Many of these former directors and/or officers of City Federal have requested CityFed to indemnify them and to advance expenses to them in connection with these matters. A special committee of CityFed's Board of Directors, comprised of directors who were not named in the First or Second RTC Actions, was established to consider this request for indemnification and advancement of expenses with respect to the First and Second RTC Actions. On the advice of counsel to the special committee, CityFed has paid a portion of the defendant's reasonable defense costs on behalf of such former directors and officers in such connection with the First and Second RTC Actions.

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

         Through June 30, 2001, CityFed received, but has not paid, bills totaling $3,397,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. These amounts have been accrued for and are included in Other Liabilities in the June 30, 2001 and the December 30, 2000 financial statements.

         On May 19, 2000, CityFed finalized with the OTS and the FDIC a settlement ("Settlement") that settled the action described below under "In the Matter of CityFed Financial Corporation." Pursuant to the Settlement, the Temporary Order was dissolved, and the Escrow Agreement (as described below) was terminated. Following the Settlement, CityFed may reorganize, perhaps involving a bankruptcy proceeding. It is anticipated that these indemnification claims will be addressed prior to or as part of any such reorganization.

         CityFed does not know whether all current or former officers, directors or employees of CityFed or its former subsidiaries who are or were involved in actions or proceedings will request advancement or payment of legal expenses and indemnification or, if requested, whether they will be entitled to advancement of expenses or indemnification. Also, CityFed does not know whether amounts claimed to date by current or former officers and directors might change. Thus, it is not possible for CityFed to estimate with any accuracy the probable amount or range of liability relating to current or potential indemnification claims arising under CityFed's Bylaws or state statutes, although the amount of such claims could be material.

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

         On November 15, 1993, the N.J. Court granted the motions of several of the defendants to dismiss the RTC's First Amended Complaint to the extent it alleged a cause of action for simple negligence. On December 15, 1993, the RTC filed a Second Amended Complaint ("Second Amended Complaint") in the Second RTC Action, alleging gross negligence and breach of duty against the defendants named in the Second RTC Action in connection with the Grand Harbor and Woodfield loans, and also in connection with the Port Liberte loan ("Port Liberte"), a large real estate development loan in New Jersey that had not been mentioned in the First RTC Action or in the initial complaint or the First Amended Complaint in the Second RTC Action. The Second Amended Complaint, with the addition of allegations regarding Port Liberte, sought damages in excess of $200 million (as compared to $130 million in the First Amended Complaint).

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

         CityFed is aware that all of the defendants in the Second RTC Action have settled with the RTC or FDIC. The settlement agreement for Victor Pelson includes a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, which occurred pursuant to the Settlement. Mr. Pelson agreed to pay the RTC $650,000 to settle the Second RTC Action and to forgo indemnification from CityFed under certain circumstances. Such circumstances occurred and Mr. Pelson is not seeking indemnification. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner include (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments agreed to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, are $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $265,000 for Mr.
         Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they made to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action and Mr. Kellogg agreed to pay $3,000,000. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, John W. Atherton, Jr., Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments.

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

         OTHER LIABILITIES - At June 30, 2001 and December 31, 2000, CityFed has accrued in its other liabilities $4,020,000 representing the indemnification claims for the settlements described above for which indemnification claims either have been made or are expected. Also included in other liabilities at June 30, 2001 and December 31, 2000 is

         $3,397,000   representing   litigation   expenses  incurred  for  which
         indemnification claims either have been made or are expected.

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

         As a result of the Settlement, CityFed conveyed all its interest in City Federal to the Federal Deposit Insurance Corporation and gave up any claim against the receivership estate of City Federal. See Note 4 to the Notes to Financial Statements for the Six Months Ended June 30, 2001 in this Form 10-QSB ("Notes") under "In the Matter of CityFed Financial Corporation" for further information regarding the Settlement.

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

Liquidity and Capital Resources

         At June 30, 2001, CityFed had approximately $6,240,000 in total assets, $7,491,000 in total liabilities and $1,251,000 in negative stockholders' equity. At December 31, 2000, CityFed had approximately $6,226,000 in total assets, $7,481,000 in total liabilities and $1,255,000 in negative stockholders' equity. However, as discussed in
         Note 4 to the Notes and under Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2000 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

         Results of Operations

         CityFed recorded income from continuing operations for the six months ended June 30, 2001 of $4,000. This compares to income from continuing operations in the amount of $76,000 for the six months ended June 30, 2000. There was no loss from discontinued operations during the three or six months ended June 30, 2001 while there was a loss from discontinued operations of $1,037,000 during the six months ended June 30, 2000.

         CityFed recorded a loss from continuing operations for the three months ended June 30, 2001 of $23,000. This compares to a loss from continuing operations in the amount of $1,000 for the three months ended June 30, 2000. There was no loss from discontinued operations during the three months ended June 30, 2000 or 2001.

         Interest on investments was $171,000 for the six months ended June 30, 2001 compared to $255,000 for the six months ended June 30, 2000 due primarily to the lower amount of funds invested. In 2000, CityFed received a distribution of $24,000 from CX Partners, L.P., see Item 1., "Description of Business - Boesky Settlement" in CityFed's 2000 Form 10-KSB. Total expenses of $167,000 for the six months ended June 30, 2001 were less than the $203,000 for the same period in 2000 due primarily to a lower level of professional service fees.

         Interest on investments was $80,000 for the three months ended June 30, 2001, compared to $123,000 for the three months ended June 30, 2000 due primarily to the lower amount of funds invested. Total operating expenses of $103,000 for the three months ended June 30, 2001 were lower than the $124,000 for the same period in 2000 due to the lower level of compensation and professional service fees.

         At December 31, 2000, CityFed has accrued in its other liabilities $4,020,000 representing the indemnification claims for settlements described above under Note 4. Also included in its other liabilities at December 31, 2000 is $3,397,000 representing litigation expenses incurred for which indemnification claims either have been made or are expected. There has been no change in these other liabilities during the six months ended June 30, 2001.

         The basic (and diluted) loss per share from continuing operations of $0.12 and $0.12 for the quarters ended June 30, 2001 and 2000, respectively, is after the deduction of unpaid preferred dividends of $2,158,500 in both periods. The basic (and diluted) loss per share of $0.28 in the six months ended June 30, 2000 is after the $0.05 loss per share from discontinued operations and compares to the basic (and diluted) loss per share of $0.23 in the six months ended June 30, 2001 where there was no loss from discontinued operations. In both six-month periods, the loss is after the deduction of unpaid preferred dividends of $4,317,000. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.



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

         Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of June 30, 2001, the aggregate deficiency on the Series B Stock was approximately $64.0 million and the aggregate deficiency on the Series C Stock was approximately $39.6 million.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         11.  Statement Regarding the Computation of Per Share Loss.

         (b)  None.

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

Date:  August 14, 2001