Form 10QSB
period 2001-09-30
CITYFED FINANCIAL CORP
filed 2001-11-14
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[Mark One]

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                 (508) 228-2366
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 31, 2001, the number of shares of outstanding common stock was 18,715,609.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL CONDITION
September 30, 2001 and December 31, 2000
(Dollars in Thousands)
                                                     September 30,  December 31,
                                                          2001          2000
                                                      (Unaudited)       ----
                                                      -----------

ASSETS

Cash                                                  $         1     $      8
Investment securities at amortized cost
    (Market value $6,171 in 2001 and $6,219
     in 2000)                                               6,163         6,216
Other assets                                                   52            2
                                                      -----------     ----------
TOTAL ASSETS                                          $     6,216     $   6,226
                                                      ===========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
  Accrued expenses                                   $         48     $      64
  Other liabilities                                         7,417         7,417
                                                     ------------     ----------
         Total liabilities                                  7,465         7,481
                                                     ------------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25
              par value, issued and outstanding:
              2,538,850 in 2001 and 2000                   63,471        63,471
       Series C Junior, cumulative, $.01 par value,
              liquidation preference $3.00 per
              share, shares issued and outstanding:
              8,257,079 in 2001 and 2000                       82            82
    Common stock, $.01 par value, 100,000,000 shares
        authorized, issued: 18,914,609 in 2001
        and 2000, outstanding: 18,715,609 in 2001 and
        2000                                                  188           188
    Additional paid-in capital                            108,868       108,868
    Accumulated deficit                                  (172,858)     (172,864)
    Treasury stock (199,000 shares of common stock)        (1,000)       (1,000)
                                                       -----------    ----------

         Total stockholders' deficiency                    (1,249)       (1,255)
                                                       -----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $ 6,216     $   6,226
                                                       ===========    ==========

See notes to financial statements.


CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
Nine months ended September 30, 2001 and 2000
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                       Three Months Ended              Nine months ended
                                                         September 30,                  September 30,
                                                   2001             2000           2001            2000
                                                   ----             ----           ----            ----
INCOME:
   Interest on investments                      $     72        $    105      $    243        $    360
   Other income                                       -               -              -              24
                                                --------        --------      --------        --------

     Total income                                     72             105           243             384
                                                --------        --------      --------        --------

EXPENSES:
   Compensation and employee benefits                 43              41            129             127
   Other operating expenses                           27              25            108             142
                                                --------        --------      ---------        --------

     Total expenses                                   70              66            237             269
                                                --------         -------      ---------        --------

INCOME FROM CONTINUING OPERATIONS                      2              39              6             115

LOSS FROM DISCONTINUED OPERATIONS                      -               -              -          (1,037)
                                                --------        --------      ---------         --------

NET (LOSS) INCOME                               $      2        $     39      $      6          $(  922)
                                                ========        ========      =========         ========


NET LOSS AVAILABLE FOR COMMON
  STOCKHOLDERS                                  $(2,157)        $(2,120)      $(6,470)          $(7,398)
                                                ========        ========      =========         ========

BASIC AND DILUTED LOSS PER SHARE:
   From continuing operations                    $ (0.12)        $ (0.11)        $ (0.35)        $ (0.34)
   From discontinued operations                    $  -            $  -            $  -          $ (0.06)
                                                   ------          ------          ------        --------
   Net loss                                      $ (0.12)        $ (0.11)        $ (0.35)        $ (0.40)
                                                 ========        ========        ========        ========

AVERAGE SHARES OUTSTANDING                     18,715,609      18,715,609      18,715,609      18,715,609

DIVIDENDS PER COMMON SHARE                             -               -               -               -

See notes to financial statements.


                                                       3

CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2001 and 2000
(Dollars in Thousands)
(Unaudited)


                                                               2001        2000
                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                     $   205    $    568
     Operating expenses                                       (303)       (360)
     Settlement payment                                         -       (3,169)
     Other income                                               -           24
                                                            -------    --------

       Net cash used in operating activities                   (98)     (2,937)
                                                            -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in investment securities                          91       2,880
     Other - net                                                -           (2)
                                                            -------    --------

       Net cash provided by investing activities                91       2,878
                                                            -------    --------

NET DECREASE IN CASH                                            (7)        (59)

CASH AT BEGINNING OF PERIOD                                      8          63
                                                            -------    --------

CASH AT END OF PERIOD                                      $     1     $     4
                                                           =======     ========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
        USED IN OPERATING ACTIVITIES:
     Net income (loss)                                     $     6     $   (922)
     Loss from discontinued operations                           -        1,037
     Settlement payment                                          -       (3,169)
     Increase in other assets                                  (50)          (5)
     (Increase) decrease in accrued income and expense, net    (54)         122
                                                           -------      -------

NET CASH USED IN OPERATING ACTIVITIES                      $   (98)     $(2,937)
                                                           =======      =======


See notes to financial statements.

CITYFED FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001 (UNAUDITED)

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

         As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At September 30, 2001, the Company's business activities consisted primarily of attempting to resolve outstanding indemnification claims against the Company and the management of investments.

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

3. In July 1989, the Company's Board of Directors suspended the payment of dividends on all three currently outstanding series of the Company's stock. These include the Company's common stock, $0.01 par value per share ("Common Stock"), on which the Company had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative

         Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of the Company's preferred stock are cumulative. At September 30, 2001, dividends in arrears were $65.3 million and $40.5 million on the Company's Series B and Series C Stock, respectively.

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

         Through September 30, 2001, CityFed received, but has not paid, bills totaling $3,397,000 in the aggregate for legal services and expenses rendered in connection with the defense of current and former directors and officers of CityFed in the Cases. These amounts have been accrued for and are included in Other Liabilities in the September 30, 2001 and the December 30, 2000 financial statements.

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

         CityFed is in the process of making offers of settlement with respect to the claims of certain of its, and its former subsidiaries', current and former officers, directors and employees who have previously requested indemnification from CityFed. Negotiations are ongoing.

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

         On September 30, 1993, CityFed was advised by the OTS staff that it intended to recommend that the OTS initiate an administrative enforcement proceeding against CityFed. The OTS staff reaffirmed its intention to recommend that the OTS initiate such a proceeding in meetings between the OTS staff and representatives of CityFed in April 1994. In light of this, and at the request of the RTC and CityFed, the N.J. Court entered several successive orders staying the First RTC Action from October 1993 through June 1994. In light of the filing by the OTS of the Notice of Charges on June 2, 1994, the RTC and CityFed agreed to (1) a Consent Order Dismissing Claims Against Defendant CityFed Financial Corp. Without Prejudice, which provided for the dismissal without prejudice of the RTC's claim against CityFed in the First RTC Action, and which was entered as an Order of the N.J. Court on July 19, 1994; and (2) a Tolling Agreement, effective as of July 11, 1994, pursuant to which CityFed and the RTC agreed (a) to toll, during the pendency of the OTS' proceeding against CityFed, the running of the statute of limitations with respect to the claims the RTC had asserted against CityFed in the First RTC Action and (b) that, if the OTS' proceeding against CityFed resulted in a determination that the Stipulation was void and/or unenforceable as a matter of law, or that CityFed did not violate the Stipulation, the RTC would be bound by such determination.

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

         TAX LIABILITIES - CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal
         Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed for its tax years 1991 through 2000. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

         OTHER LIABILITIES - At September 30, 2001 and December 31, 2000, CityFed has accrued in its other liabilities $4,020,000 representing the indemnification claims for the settlements described above for which indemnification claims either have been made or are expected. Also included in other liabilities at September 30, 2001 and December 31, 2000 is $3,397,000 representing litigation expenses incurred for which indemnification claims either have been made or are expected.

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

         As a result of the Settlement, CityFed conveyed all its interest in City Federal to the Federal Deposit Insurance Corporation and gave up any claim against the receivership estate of City Federal. See Note 4 to the Notes to Financial Statements for the Nine months ended September 30, 2001 in this Form 10-QSB ("Notes") under "In the Matter of CityFed Financial Corporation" for further information regarding the Settlement.

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

Liquidity and Capital Resources

         At September 30, 2001, CityFed had approximately $6,216,000 in total assets, $7,465,000 in total liabilities and $1,249,000 in negative stockholders' equity. At December 31, 2000, CityFed had approximately $6,226,000 in total assets, $7,481,000 in total liabilities and $1,255,000 in negative stockholders' equity. However, as discussed in
         Note 4 to the Notes and under Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2000 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims.

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

         Results of Operations

         CityFed recorded income from continuing operations for the nine months ended September 30, 2001 of $6,000. This compares to income from continuing operations in the amount of $115,000 for the nine months ended September 30, 2000. There was no loss from discontinued operations during the three or nine months ended September 30, 2001 or for the three months ended September 30, 2000, while there was a loss from discontinued operations of $1,037,000 during the nine months ended September 30, 2000.

         CityFed recorded income from continuing operations for the three months ended September 30, 2001 of $2,000. This compares to income from continuing operations in the amount of $39,000 for the three months ended September 30, 2000. There was no loss from discontinued operations during the three months ended September 30, 2000 or 2001.

         Interest on investments was $243,000 for the nine months ended September 30, 2001 compared to $360,000 for the nine months ended September 30, 2000 due to the lower amount of funds invested and lower interest rates. In 2000, CityFed received a distribution of $24,000 from CX Partners, L.P., see Item 1., "Description of Business - Boesky Settlement" in CityFed's 2000 Form 10-KSB. Total expenses of $237,000 for the nine months ended September 30, 2001 were less than the $269,000 for the same period in 2000 due primarily to a lower level of professional service fees.

         Interest on investments was $72,000 for the three months ended September 30, 2001, compared to $105,000 for the three months ended September 30, 2000 due primarily to the lower level of interest rates. Total operating expenses of $70,000 for the three months ended September 30, 2001 were very similar to the $66,000 for the same period in 2000.

         At December 31, 2000, CityFed has accrued in its other liabilities $4,020,000 representing the indemnification claims for settlements described above under Note 4. Also included in its other liabilities at December 31, 2000 is $3,397,000 representing litigation expenses incurred for which indemnification claims either have been made or are expected. There has been no change in these other liabilities during the nine months ended September 30, 2001.

         The basic (and diluted) loss per share from continuing operations of $0.12 and $0.11 for the quarters ended September 30, 2001 and 2000, respectively, is after the deduction of unpaid preferred dividends of $2,158,600 in both periods. The basic (and diluted) loss per share of $0.40 in the nine months ended September 30, 2000 is after the $0.06 loss per share from discontinued operations and compares to the basic (and diluted) loss per share of $0.35 in the nine months ended
         September 30, 2001 where there was no loss from discontinued operations. In both nine-month periods, the loss is after the deduction of unpaid preferred dividends of $6,476,000. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

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

         Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of September 30, 2001, the aggregate deficiency on the Series B Stock was approximately $65.3 million and the aggregate deficiency on the Series C Stock was approximately $40.5 million.

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

Date:  November 14, 2001

                                                                      Exhibit 11


                             CityFed Financial Corp.
              Statement Regarding the Computation of Per Share Loss




                                                           Nine months ended
                                                              September 30,

                                                         2001           2000
                                                         ----           ----
 Computation of Loss Per Share:


 Weighted average number of shares outstanding          18,715,609   18,715,609

 Loss applicable to common stock:1

   From continuing operations                          $(6,470,000) $(6,361,000)

   From discontinued operations                        $         -  $(1,037,000)
                                                       -----------  ------------

   Net loss                                            $(6,470,000) $(7,398,000)
                                                       ============ ============

 Basic and diluted loss per share:

   From continuing operations                               $(0.35)      $(0.34)

   From discontinued operations                             $(  - )      $(0.06)
                                                            -------      -------

   Net loss                                                 $(0.35)      $(0.40)
                                                            =======      =======


--------
1 Losses applicable to Common Stock are net of preferred stock dividends for the nine months ended September 30, 2001 and 2000 in the amount of $6,476,000.