Form 10KSB
period 2001-12-31
CITYFED FINANCIAL CORP
filed 2002-04-12
CIK 744765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

         [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001

         [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( X )

State issuer's revenues for its most recent fiscal year: $307,000 for the year ended December 31, 2001.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the bid price of such common equity, as of March 5, 2002 was $114,000. The market value of the registrant's Series C Stock is based on the sales price of $0.001 during the fourth quarter of 2001 as reported by the Pink Sheets LLC. The market value of the registrant's Common Stock is based on the low sales price of $0.0001 during the fourth quarter of 2001 as reported by the Pink Sheets LLC. The market value of the registrant's Series B Stock is based on the bid price of $0.05 during the third quarter of 1999 as reported by the National Quotation Bureau, Inc.

The number of shares outstanding of the registrant's Common Stock, as of February 28, 2002, was 18,716,134.

Transitional Small Business Disclosure Format (check one): Yes ___; No  X

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

After the settlements described below, CityFed has determined to expand its investment options through a subsidiary, CFF Services Corp. ("Services"). Services will invest in first and second mortgage assets including pass-through certificates issued by federally sponsored agencies.

INADVERTENT INVESTMENT COMPANY

Due to the nature of its assets at and subsequent to December 8, 1989, CityFed may be deemed to fall within the definition of an "investment company" under the Investment Company Act of 1940, as amended ("1940 Act"), from that date to the present. To resolve any question regarding its current status under the 1940 Act, CityFed filed an application on October 19, 1990 with the Division of Investment Management of the Securities and Exchange Commission ("SEC") for an order exempting it from certain provisions of the 1940 Act and certain rules and regulations thereunder. This application was amended on September 23, 1993, January 18, 1994 and March 1, 1994. The application was granted under Sections 6(c) and (e) of the 1940 Act on March 15, 1994. Under the order granting the application ("1940 Act Order"), CityFed was not required to register as an investment company. However, CityFed and other persons in their transactions and relations with CityFed are, under the terms of the 1940 Act Order, subject to Sections 9, 17(a), 17(d), 17(e), 17(f), 36 through 45 and 47 through 51 of the

1940 Act, and the rules thereunder, as if CityFed were a registered investment company, except insofar as permitted by the 1940 Act Order. The 1940 Act Order exempted CityFed from having to register as an investment company until the earlier of March 15, 1995 or such time as CityFed would no longer be required to register as an investment company. On February 28, 1995, an Order was issued extending the requested exemption until February 28, 1996, on February 21, 1996, an Order was issued extending the requested exemption until February 21, 1997, on February 12, 1997, an Order was issued extending the requested exemption until February 12, 1999, on February 12, 1999, an Order was issued extending the requested exemption until February 12, 2000, on February 9, 2000, an Order was issued extending the requested exemption until February 9, 2001, on February 6, 2001, an Order was issued extending the requested exemption until February 6, 2002 and on February 6, 2002, an Order was issued extending the requested exemption until February 6, 2003.

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

As described below, CityFed and several former directors and/or officers of City Federal were named as defendants or respondents in the First and Second RTC Actions and in the Notice of Charges (as such terms are defined below). Many of these former directors and/or officers of City Federal have requested CityFed to indemnify them and to advance expenses to them in connection with these matters. A special committee of CityFed's Board of Directors, comprised of directors who were not named in the First or Second RTC Actions, was established to consider this request for indemnification and advancement of expenses with respect to the First and Second RTC Actions. On the advice of counsel to the special committee, CityFed paid a portion of the defendants' reasonable defense costs on behalf of such former directors and officers in such connection with the First and Second RTC Actions.

In addition to the First and Second RTC Actions, the Notice of Charges and the "Indemnification Claims Relating to Deferred Compensation Plans" (described below), CityFed is currently aware of several other legal actions and matters with respect to which current or former officers, directors or employees of CityFed or its former subsidiaries have requested that CityFed advance expenses and indemnify them. Except for the indemnification requests relating to the Notice of Charges (which CityFed's Board of Directors has not yet considered), CityFed had generally agreed to advance expenses in connection with these requests, except where certain preconditions to advancement and indemnification had not been met or where advancement and indemnification may not have been warranted under applicable law.

CityFed is not continuing to advance expenses in connection with any of the indemnification and advancement requests referred to above. In January 2002, CityFed entered into settlements with certain individuals and in the future may be required to make payments of legal fees and expenses (including settlement amounts) to other individuals who have settled with the RTC or Federal Deposit Insurance Corporation ("FDIC") in the Second RTC Action. For more information regarding these settlements, see "Second RTC Action" below.

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

During January 2002, CityFed entered into Mutual Release Agreements with a number of former officers, directors and employees of CityFed or City Federal to settle in full amounts claimed for indemnification of settlement payments made, and legal fees and expenses paid or incurred in connection with defenses, in the Cases by such individuals. Settlement payments totaling approximately $1,074,000 paid by CityFed to such former officers, directors and employees of CityFed or City Federal during 2002 are included in other liabilities at December 31, 2001. At December 31, 2000, CityFed included in other liabilities approximately $1,702,000 related to such claims settled in 2002 and, consequently, reported income from discontinued operations of $628,000 for the year ended December 31, 2001. At December 31, 2001 and 2000, other liabilities also include approximately $5,715,000 of estimated indemnification claims made by former officers, directors and employees of CityFed or City Federal representing $3,010,000 related to settlement payments made in the Cases, $2,379,000 related to legal services and expenses paid or incurred by such parties in connection with their defense in the Cases, and $326,000 related to deferred compensation arrangements.

On May 19, 2000, CityFed finalized with the OTS and the FDIC a settlement ("Settlement") that settled the action described below under "In the Matter of CityFed Financial Corporation." Pursuant to the Settlement, the Temporary Order was dissolved, and the Escrow Agreement (as described below) was terminated. Following the Settlement, CityFed may reorganize, perhaps involving a bankruptcy proceeding. It is anticipated that any remaining indemnification claims will be addressed prior to or as part of any such reorganization.

CityFed does not know whether all current or former officers, directors or employees of CityFed or its former subsidiaries who are or were involved in actions or proceedings will request advancement or payment of legal expenses and indemnification or, if requested, whether they will be entitled to advancement of expenses or indemnification. While CityFed believes amounts accrued in other liabilities at December 31, 2001 for remaining unpaid claims from the Cases referred to above are reasonable estimates, it is not possible for CityFed to estimate with accuracy the probable amount or range of liability relating to other potential indemnification claims that might be made pursuant to CityFed's Bylaws or state statutes, although the amount of such claims could be material.

CityFed has held settlement discussions with respect to the remaining claims of certain of its, and its former subsidiaries', current and former officers, directors and employees who have previously requested indemnification from CityFed. Negotiations are ongoing.

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

The OTS charged that CityFed failed to maintain the net worth of City Federal at levels required by applicable capital requirements in violation of a stipulation dated December 4, 1984 ("Stipulation"). CityFed had provided the Stipulation to the Federal Savings and Loan Insurance Corporation in connection with the approval by the Federal Home Loan Bank Board ("FHLBB") of CityFed's acquisition of City Federal in December 1984. FHLBB Resolution No. 84-664, dated November 21, 1984, approved CityFed's acquisition of City Federal on the condition that, among other things, CityFed provide the Stipulation to the Federal Savings and Loan Insurance Corporation. The Stipulation provided that, as long as CityFed controlled City Federal, CityFed would cause the net worth of City Federal to be maintained at a level consistent with that required by regulations and would infuse sufficient additional equity capital, in a form satisfactory to the regulators, to effect compliance with the capital requirement. For further information regarding the Stipulation, see "First RTC Action" below.

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

o CityFed and the Individual Respondents gave full and complete releases to the OTS and the FDIC; and

o The OTS dissolved the Temporary Order and authorized First Union Bank to release to CityFed all of its assets remaining in the escrow account following payment of the Settlement amount to the FDIC as receiver for City Federal.

FIRST RTC ACTION - On December 7, 1992, the RTC in its capacity as receiver for City Savings, and the RTC in its corporate capacity, filed the First RTC Action in the N.J. Court against CityFed and against two former officers of City Federal. In its complaint in the First RTC Action, the RTC, in its corporate capacity, sought, INTER ALIA, to recover damages in excess of $12 million against CityFed resulting from CityFed's alleged violation of the Stipulation to maintain the net worth of City Federal (RESOLUTION TRUST CORPORATION V. SIMMONS, et al., Civil Action No. 92-5261-B ("First RTC Action").

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

CityFed is aware that all of the defendants in the Second RTC Action have settled with the RTC or FDIC. The settlement agreement for Victor Pelson included a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, which occurred pursuant to the Settlement. Mr. Pelson agreed to pay the RTC $650,000 to settle the Second RTC Action. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner included (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments agreed to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, were $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $265,000 for Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they made to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action and Mr. Kellogg agreed to pay $3,000,000. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, John W. Atherton, Jr., Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments.

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

Pursuant to Mr. Roessner's settlement with the RTC as discussed under "Second RTC Action" above, CityFed believes Mr. Roessner's current deferred compensation claim is in the amount of $169,365.60 plus accrued interest thereon, if any. All of Mr. Roessner's claims were settled as part of the settlements entered into during January 2002 referred to under "Indemnification Claims" above.

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

Several defendants requested that CityFed reimburse them for the settlement payments made by them under the settlement agreement.

CityFed has settled with all but three of the parties as part of the settlements describe above. At December 31, 2001, CityFed has included $326,000 related to the remaining claims in this matter in other liabilities.

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

CURRENT ACTIVITIES

As discussed above, since the receivership of City Federal, CityFed initially marshaled its assets and has been, and currently is, in the process of determining its liabilities. To maintain the value of CityFed's existing assets while this process is ongoing, CityFed has invested in income producing instruments. After the settlements described above, CityFed has determined to expand its investment options through a subsidiary that will invest in first and second mortgage assets including pass-through certificates issued by federally sponsored agencies.

Except for the investment in Services, CityFed has invested and will continue to invest its funds in money market instruments with a maturity of one year or less. These consist of United States government or agency securities, commercial paper, bank certificates of deposit, one or more money market mutual funds and corporate debt obligations. Repurchase agreements may only be entered into using U.S. government securities as collateral. Non-governmental or agency investments are purchased only if they are rated in one of the two highest categories by an established rating agency. Investment in any one of the money market funds is limited to 5% of CityFed's assets. Investment in the corporate debt securities of any one issuer is limited to $2,500,000.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

CityFed leases space at 4 Young's Way, Nantucket, MA 02584 at a cost of $1,150 per month. The lease expires in October 2002.

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

  2000           First Quarter    Second Quarter   Third Quarter  Fourth Quarter
                 -------------    --------------   ------------   --------------
Common Stock     .0001-.0001 (2)  .001-.0001 (2)   .001-.001 (2)  .001-.0001 (2)
Series B Stock   (1)              (1)              (1)            (1)
Series C Stock   (1)              (1)              (1)            (1)

  2001           First Quarter    Second Quarter   Third Quarter  Fourth Quarter
                 -------------    --------------   -------------  --------------
Common Stock     .01-.0001 (3)    .001-.0001 (3)   .03-.001 (3)    .01-.0001 (3)
Series B Stock   (1)              (1)              (1)             (1)
Series C Stock   .001-.001 (3)    .0001-.0001 (3)  .0001-.0001 (3) .001-.001 (3)

-------------------

(1)      No bid, asked or sales price reported by Pink Sheets LLC.
(2)      High and low closing bid price only supplied by Pink Sheets LLC.
(3)      High and low sales prices shown are as reported by the Pink Sheets LLC.

The approximate number of holders of record of Common Stock as of February 28, 2002 was 9,700.

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

Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of December 31, 2001, the aggregate deficiency on the Series B Stock was $66,636,938 and the aggregate deficiency on the Series C Stock was $41,285,395.

CityFed does not anticipate being able to pay any dividends on its Series B Stock, its Series C Stock or its Common Stock for the foreseeable future. CityFed has not paid any dividends on its Common Stock since the second quarter of 1989.

CityFed has not sold any securities without registering such sales under the Securities Act of 1933 during 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, CityFed had $6,211,000 in assets, $6,816,000 in total liabilities and a stockholders' deficiency of $605,000 compared to $6,226,000 in assets, $7,481,000 in total liabilities and a stockholders' deficiency of $1,255,000 at December 31, 2000. However, as discussed in Note 7 to CityFed's financial statements and under Item 1., "Description of Business - Potential Obligations of CityFed," a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets. Consequently, CityFed's assets are currently being invested short term, and expenses have been reduced to a level that management believes is commensurate with CityFed's current activities pending resolution of these claims. See Item 1., "Description of Business - Current Activities."

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

CURRENT OPERATIONS

After the settlements described above, CityFed has determined to expand its investment options through a subsidiary, Services. Services will invest in first and second mortgage assets including pass-through certificates issued by federally sponsored agencies. Except for its investment in Services, CityFed will continue to invest its funds on a short-term basis.

CityFed currently derives its income by investing its assets in money market instruments with a maturity of one year or less. See Item 1., "Description of Business - Current Activities" for a description of CityFed's current investment policy. At December 31, 2001, CityFed had invested $6,216,000. In the future, CityFed will also derive income through the activities of Services.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

CityFed recorded income from continuing operations for the year ended December 31, 2001 of $22,000. This compares to income from continuing operations in the amount of $164,000 for the year ended December 31, 2000. The net income of $650,000 for the year ended December 31, 2001 is after income of $628,000 from discontinued operations compared to a net loss of $50,000 for the year ended December 31, 2000 that was after a loss from discontinued operations of $214,000.

Interest  on  investments  is  $307,000  for the year ended  December  31,  2001 compared to $467,000 for the year ended December 31, 2000 due to the lower amount of funds invested and lower interest rates. In 2000, CityFed received a distribution of $24,000 from a partnership in which CityFed previously owned a limited partnership interest. Total expenses of $285,000 for the year ended December 31, 2001 are less than the $327,000 for the same period in 2000 due primarily to a lower level of professional service fees.

At December 31, 2001, there remain claims from five parties totaling $3,010,000 for settlements made in the Cases, $326,000 for settlements made in the deferred compensation matter and $2,379,000 for legal services and expenses paid or incurred by the same parties in connection with their defense in the Cases. These amounts are included in other liabilities at December 31, 2001 and 2000.

At December 31, 2001, CityFed also has accrued in its other liabilities $1,074,000 representing the indemnification claims for settlements entered into in January 2002 described above under Note 7. At December 31, 2000, CityFed had also accrued in its other liabilities $1,702,000 related to these settlements entered into by CityFed in January 2002. The change in these amounts totaling $628,000 is due to settlements of claims as described in Item 1., "Description of Business - Potential Obligations of CityFed" under the caption:
"INDEMNIFICATION CLAIMS" and represents the income from discontinued operations in 2001.

The basic (and diluted) loss per share from continuing operations of $0.46 and $0.45 for the year ended December 31, 2001 and 2000, respectively, is after the deduction of unpaid preferred dividends of $8,634,400 in 2001 and $8,633,800 in 2000. The basic (and diluted) loss per share of $0.43 in the year ended December 31, 2001 is after the $0.03 income per share from discontinued operations and compares to the basic (and diluted) loss per share of $0.46 in the year ended December 31, 2000 which was after a loss from discontinued operations of $0.01. The basic (and diluted) loss per share is after the deduction of $8,634,400 of unpaid preferred dividends in 2001 and after the deduction of $8,633,800 of unpaid preferred dividends in 2000. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

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

At December 31, 2000, CityFed has accrued in its other liabilities $4,020,000 representing the indemnification claims for settlements described above under
Item 1., "Description of Business - Potential Obligations of CityFed." During 2000, these amounts decreased from $6,353,000 at December 31, 1999 to $4,020,000 at December 31, 2000 due primarily to the reduction from the Settlement of $3,169,115 off set by the addition of $745,000 representing claims described in
Item 1., "Description of Business - Potential Obligations of CityFed" under the caption: "INDEMNIFICATION CLAIMS RELATING TO DEFERRED COMPENSATION PLANS.". Also included in its liabilities at December 31, 2000 is $3,397,000 representing litigation expenses incurred for which indemnification claims either have been made or are expected. This amount is less than the corresponding balance of $4,275,000 at December 31, 1999 due primarily to an agreement with one legal firm that settled all unpaid bills for substantially less than the carrying value.

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

The basic (and diluted) loss per share from continuing operations and basic (and diluted) loss per share of $0.45 and $0.46 for the year ended December 31, 2000 compares to $0.45 and $0.45 in 1999, respectively, is after the deduction of unpaid preferred dividends of $8,634,000 in both years. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

ITEM 7. FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CityFed Financial Corp.:

We have audited the accompanying statement of financial condition of CityFed Financial Corp. (the Company) as of December 31, 2001, and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our report.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 7 to the financial statements, substantially all of the Company's operations have been discontinued and the Company is subject to a number of commitments and contingencies which raise substantial doubt about its ability to continue as a going concern. Management's plans about these matters also are described in Notes 1 and 7. Except as discussed in Note 7, the financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.

Because of the possible material effects of the uncertainties described in the preceding paragraph, we are unable to express, and we do not express, an opinion on the financial statements referred to in the first paragraph.


/s/  Lefkowitz, Garfinkel, Champi & DeRienzo P.C.


Providence, Rhode Island
March 22, 2002

INDEPENDENT AUDITORS' REPORT


The Board of Directors of
CityFed Financial Corp.:

We have audited the accompanying statement of financial condition of CityFed Financial Corp. (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 7, substantially all of the operations of the Company have been discontinued and the Company is subject to a number of commitments and contingencies which raise substantial doubt about its ability to continue as a going concern. Except as indicated in Note 7, the financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because of the possible material effects of the uncertainties referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the financial statements.


/s/ Deloitte & Touche LLP
March 29, 2001
Parsippany, New Jersey


CITYFED FINANCIAL CORP.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND 2000
---------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                                 2001            2000
                                                                                 ----            ----
ASSETS
------


Cash                                                                        $          0              $ 8
Investment securities at amortized cost
    (Market value $6,161 in 2001 and $6,219 in 2000) (Note 3)                      6,160            6,216
Other assets                                                                          51                2
                                                                            ------------     ------------

TOTAL ASSETS                                                                $      6,211     $      6,226
                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
  Accrued expenses                                                          $         27     $         31
  Other liabilities (Notes 2 and 7)                                                6,789            7,450
                                                                            ------------     ------------

           Total liabilities                                                       6,816            7,481
                                                                            ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIENCY(Notes 5 and 6):
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25 par value, issued and
              outstanding: 2,538,550 in 2001 and 2,538,850 in 2000                63,464           63,471
       Series C Junior, cumulative, $.01 par value, liquidation preference
              $3.00 per share, shares issued and outstanding: 8,257,079 in
              2001 and 2000                                                           82               82
    Common stock, $.01 par value, 100,000,000 shares authorized, issued:
        18,914,609 in 2001 and 2000, outstanding: 18,716,134 in 2001 and
        18,715,609 in 2000                                                           188              188
    Additional paid-in capital                                                   108,875          108,868
    Accumulated deficit                                                         (172,214)        (172,864)
    Treasury stock (199,000 shares of common stock)                               (1,000)          (1,000)
                                                                            ------------     ------------

         Total stockholders' deficiency                                             (605)          (1,255)
                                                                            ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $ 6,211          $ 6,226
                                                                            ============     ============

See notes to financial statements.




CITYFED FINANCIAL CORP.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
---------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)


                                                         2001                 2000                 1999
                                                         ----                 ----                 ----

INCOME:
     Interest on investments                          $     307           $      467           $      470
     Other                                                    -                   24                    -
                                                      ---------            ----------          -----------

            Total income                                    307                  491                  470
                                                      ---------            ----------          -----------

EXPENSES:
     Compensation and employee benefits                     170                  167                  160
     Other operating expenses                               115                  160                  111
                                                      ---------            ----------          -----------

            Total expenses                                  285                  327                  271
                                                      ---------            ----------          -----------

INCOME FROM CONTINUING
     OPERATIONS                                       $      22            $     164           $      199

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 2)

                                                      $     628            $    (214)          $        -
                                                      ---------            ----------          -----------

NET INCOME (LOSS)                                     $     650            $     (50)          $      199
                                                      =========            ==========          ===========

NET LOSS AVAILABLE FOR
     COMMON STOCKHOLDERS
     (Note 1)                                         $  (7,984)          $   (8,684)          $   (8,435)
                                                      ==========          ===========          ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
     From continuing operations                       $   (0.46)          $    (0.45)          $    (0.45)
     From discontinued operations                     $    0.03           $    (0.01)          $        -
                                                      ----------           ----------           ----------
     Net loss                                         $   (0.43)          $    (0.46)          $    (0.45)
                                                      ==========          ===========          ===========

AVERAGE SHARES OUTSTANDING                            18,715,714           18,715,609           18,715,609

DIVIDENDS PER COMMON SHARE                                     -                    -                    -

See notes to financial statements.



CITYFED FINANCIAL CORP.

STATEMENT OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

                                                               Additional
                                   Preferred       Common       Paid-in     Accumulated      Treasury
                                     Stock         Stock        Capital       Deficit         Stock        Total
                                 ------------------------------------------------------------------------------------


BALANCE,
   DECEMBER 31, 1998               $ 63,553       $   188      $ 108,868     $ (173,013)     $(1,000)      $(1,404)
                                   ---------      --------     ----------    -----------     --------      --------

Net income                                -             -              -            199            -           199
                                   ---------      --------     ----------    -----------     --------      --------

BALANCE,
   DECEMBER 31, 1999                 63,553           188        108,868       (172,814)      (1,000)       (1,205)
                                   ---------      --------     ----------    -----------     --------      --------

Net loss                                  -             -              -            (50)           -           (50)
                                   ---------      --------     ----------    -----------     --------      --------

BALANCE,
   DECEMBER 31, 2000                 63,553           188        108,868       (172,864)      (1,000)       (1,255)
                                   ---------      --------     ----------    -----------     --------      --------

Conversion of Preferred Stock            (7)            -              7           -               -             -
Net income                               -              -            -               650           -            650
                                   ---------      --------     ----------    -----------     --------      --------

BALANCE,
   DECEMBER 31, 2001               $ 63,546       $   188      $ 108,875     $ (172,214)     $(1,000)      $  (605)
                                   =========      ========     ==========    ===========     ========      ========


See notes to financial statements.



CITYFED FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                             2001           2000          1999
                                                                             ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                                    $    245       $    639       $    455
     Operating expenses                                                       (371)          (603)          (464)
     Settlement payment                                                           -        (3,169)             -
     Other income                                                                 -             24             -
                                                                          ---------      ---------      --------

       Net cash used in operating activities                                  (126)        (3,109)            (9)
                                                                          ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in investment securities                                         118          3,056             24
     Other - net                                                                  -            (2)             -
                                                                          ---------      ---------      --------

       Net cash provided by investing activities                                118         3,054             24
                                                                          ---------      ---------      --------

NET (DECREASE) INCREASE IN CASH                                                 (8)           (55)            15

CASH AT BEGINNING OF YEAR                                                        8             63             48
                                                                          ---------      ---------      --------

CASH AT END OF YEAR                                                       $      0       $      8       $     63
                                                                          =========      =========      ========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING
ACTIVITIES:
       Net income (loss)                                                  $     650      $    (50)      $    199
       (Income) loss from discontinued operations                             (628)            214             -
       Settlement payment                                                         -        (3,169)             -
       (Increase) decrease in other assets                                     (49)            (2)            13
       Decrease in accrued income and expense, net                             (99)          (102)          (221)
                                                                          ---------      ---------      ---------

NET CASH USED IN OPERATING ACTIVITIES                                     $   (126)      $ (3,109)      $     (9)
                                                                          =========      =========      =========

See notes to financial statements.


CITYFED FINANCIAL CORP.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Basis of Presentation - Until December 8, 1989, CityFed Financial Corp. (the "Company" or "CityFed"), was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision (the "OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations in the accompanying financial statements. As a result of the receivership of City Federal, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At December 31, 2001, the Company's business activities consisted primarily of attempting to resolve outstanding claims against the Company and the management of investments.

The financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 7, substantially all of the operations of the Company have been discontinued and the Company is subject to a number of commitments and contingencies that raise substantial doubt about its ability to continue as a going concern. Except as indicated in Note 7, the financial statements do not include any adjustments that might result from the outcome of these uncertainties which might be determined in the near term. Currently, CityFed is not conducting an operating business. At the present time, management has invested, and intends to invest, CityFed's assets on a short-term basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash - Cash includes cash on hand and in banks, excluding certificates of deposit and money market accounts.

Investment Securities - In accordance with Statement of Financial Accounting Standards (SAFS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are those debt securities that CityFed has the intent and ability to hold to maturity and are reported at amortized cost. Due to the short term nature of CityFed's investment securities, all investment securities, both in 2001 and 2000, are classified as held to maturity and, therefore, all investment securities are stated at cost and adjusted for premiums and discounts, which are amortized using the straight-line method, which does not differ materially from the interest method.

As required by SFAS No. 128, "Earnings Per Share," the Company computes basic loss per share by dividing net income, after consideration of payment of preferred dividends of $8,634,000 in each of the years ended December 31, 2001, 2000, and 1999, by the weighted average number of common shares outstanding during each period.

2.    DISCONTINUED OPERATIONS

On December 7, 1989, the OTS declared City Federal insolvent and ordered it closed. The RTC was appointed receiver to handle all matters related to City Federal. Operations of City Federal, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations. The accompanying statements of operations include income from discontinued operations of $628,000 and a loss from discontinued operations of $214,000 for the years ended December 31, 2001 and 2000, respectively, to reflect adjustments to previously estimated recorded liabilities relating to the indemnification claims associated with City Federal (see Note 7).

3.    INVESTMENT SECURITIES

A summary of investment securities at December 31, 2001 and 2000, which are all due within one year, is as follows (dollars in thousands):

                                                                            2001
                                            -----------------------------------------------------------------------
                                                Principal                           Carrying            Market
                                                  Amount             Cost             Value             Value


Bank notes:
      LaSalle National Bank                   $      500        $      501        $       500        $       500
      Firststar Bank                                 500               519                518                513
Corporate notes:
      Southwest Bell Capital                         250               256                254                254
      Associates Corp. of NA                         250               256                254                254
      Merrill Lynch                                  800               807                801                801
      Merrill Lynch                                   35                36                 35                 35
      Merrill Lynch                                  500               501                500                501
Federal agency:
      FNMA                                           900               921                902                905
      FNMA                                           600               584                595                598
      FNMA                                         1,000               967                980                979
Merrill Lynch:
      Money Market Funds                             708               708                708                708
Accrued Interest                                      --                --                113                113
                                              ----------        ----------        -----------        -----------
Total                                         $    6,043        $    6,056        $     6,160        $     6,161
                                              ==========        ==========        ===========        ===========


                                                                            2000
                                            ----------------------------------------------------------------------
                                                Principal                           Carrying            Market
                                                  Amount             Cost             Value             Value

Federal agency:
      FHLMC                                   $      500        $      470        $       495        $       495
      FHLMC                                          800               789                799                799
      FNMA                                           500               496                499                500
Commercial paper:
      Duke Energy Corp.                              500               491                499                499
      AT&T Corp.                                     500               484                492                490
      AT&T Corp.                                     500               483                490                492
      GE Capital Corp.                             1,000               952                975                975
Corporate notes:
      Merrill Lynch, Inc.                            378               377                378                377
      Bank of America Corp.                          215               215                215                215
      First Interstate Corp.                         500               516                513                516
      Chase Manhattan Corp.                          250               249                250                250
Merrill Lynch:
      Money Market Funds                             560               560                560                560
Accrued Interest                                      --                --                 51                 51
                                              ----------         ---------        -----------        -----------
Total                                         $    6,203         $   6,082        $     6,216        $     6,219
                                              ==========         =========        ===========        ===========



4.       INCOME TAXES

The Company was the parent company of an affiliated group of corporations that filed consolidated income tax returns. On December 7, 1989, the OTS appointed the RTC as receiver for City Federal. A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created by the OTS. City Savings acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed's liability for Federal income taxes for the tax years through 1990 were calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institution created by the OTS to acquire the assets and liabilities of City Federal. For its tax years 1991 through 2001, CityFed has filed or will file its Federal income tax returns on a separate company basis, which excludes City Federal and the successor institution. (See Note 2).

At December 31, 2001, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $24,240,000 of which $18,238,000 expires in 2005 and the remaining amounts expire in various years through 2020. Operating loss carryforwards for Massachusetts and Florida state tax purposes, which expire in various years through 2008, were approximately $3,186,000, and $993,000, respectively, at December 31, 2001.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards. The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 2001 and 2000 are as follows:

                                              2001                  2000
   Deferred tax assets:
     Operating loss carryforwards         $  8,618,000         $   8,499,000
     Other liabilities                       2,722,000             2,966,000
                                          ------------         -------------

   Total deferred tax assets                11,340,000            11,465,000
                                          ------------         -------------

   Deferred tax liabilities                          -                     -
                                          ------------         -------------

   Net deferred tax asset before
      valuation allowance                   11,340,000            11,465,000

   Valuation allowance                      11,340,000            11,465,000
                                          ------------         -------------

   Net deferred tax asset                 $          -         $           -
                                          ============         =============

There was a $125,000 and a $260,465 decrease in the valuation allowance for the years ended December 31, 2001 and 2000, respectively.

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

The Company suspended dividend payments in July 1989. At December 31, 2001, cumulative unpaid dividends totaled $66.6 million ($26.25 per share) and $41.3 million ($5.00 per share) for the Series B and C preferred stock, respectively.

6.   STOCK OPTION AND DEFERRED COMPENSATION PLANS

City Federal maintained a Deferral Agreement Deferred Compensation Plan pursuant to which it administered a deferral agreement with the Company's former Chairman, Gilbert G. Roessner. Under this plan, Mr. Roessner could convert deferred compensation into stock units, each stock unit representing one hypothetical share of the Company's Common Stock. The conversion price was based on the fair market value of the Common Stock. Unless otherwise elected, the stock units were payable in monthly installments after termination of service. Distributions were in the form of shares of common stock or, in certain circumstances, cash. In January 2002, Mr. Roessner and CityFed entered into a settlement agreement and any claim Mr. Roessner may have had that may have called on the Company to issue shares no longer exists. Consequently, the Company no longer reserves any shares for issuance under any stock option or deferred compensation plan, all of which plans have been terminated.

7.   COMMITMENTS AND CONTINGENCIES

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

As described below, CityFed and several former directors and/or officers of City Federal were named as defendants or respondents in the First and Second RTC Actions and in the Notice of Charges (as such terms are defined below). Many of these former directors and/or officers of City Federal have requested CityFed to indemnify them and to advance expenses to them in connection with these matters. A special committee of CityFed's Board of Directors, comprised of directors who were not named in the First or Second RTC Actions, was established to consider this request for indemnification and advancement of expenses with respect to the First and Second RTC Actions. On the advice of counsel to the special committee,

CityFed paid a portion of the defendants' reasonable defense costs on behalf of such former directors and officers in such connection with the First and Second RTC Actions.

In addition to the First and Second RTC Actions, the Notice of Charges and the "Indemnification Claims Relating to Deferred Compensation Plans" (described below), CityFed is currently aware of several other legal actions and matters with respect to which current or former officers, directors or employees of CityFed or its former subsidiaries have requested that CityFed advance expenses and indemnify them. Except for the indemnification requests relating to the Notice of Charges (which CityFed's Board of Directors has not yet considered), CityFed had generally agreed to advance expenses in connection with these requests, except where certain preconditions to advancement and indemnification had not been met or where advancement and indemnification may not have been warranted under applicable law.

CityFed is not continuing to advance expenses in connection with any of the indemnification and advancement requests referred to above. In January 2002, CityFed entered into settlements with certain individuals and in the future may be required to make payments of legal fees and expenses (including settlement amounts) to other individuals who have settled with the RTC or Federal Deposit Insurance Corporation ("FDIC") in the Second RTC Action. For more information regarding these settlements, see "Second RTC Action" below.

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

During January 2002, CityFed entered into Mutual Release Agreements with a number of former officers, directors and employees of CityFed or City Federal to settle in full amounts claimed for indemnification of settlement payments made, and legal fees and expenses paid or incurred in connection with defenses, in the Cases by such individuals. Settlement payments totaling approximately $1,074,000 paid by CityFed to such former officers, directors and employees of CityFed or City Federal during 2002 are included in other liabilities at December 31, 2001. At December 31, 2000, CityFed included in other liabilities approximately $1,702,000 related to such claims settled in 2002 and, consequently, reported income from discontinued operations of $628,000 for the year ended December 31, 2001. At December 31, 2001 and 2000, other liabilities also include approximately $5,715,000 of estimated indemnification claims made by former officers, directors and employees of CityFed or City Federal representing $3,010,000 related to settlement payments made in the Cases, $2,379,000 related to legal services and expenses paid or incurred by such parties in connection with their defense in the Cases, and $326,000 related to deferred compensation arrangements.

On May 19, 2000, CityFed finalized with the OTS and the FDIC a settlement ("Settlement") that settled the action described below under "In the Matter of CityFed Financial Corporation." Pursuant to the Settlement, the Temporary Order was dissolved, and the Escrow Agreement (as described below) was terminated. Following the Settlement, CityFed may reorganize, perhaps involving a bankruptcy proceeding. It is anticipated that any remaining indemnification claims will be addressed prior to or as part of any such reorganization.

CityFed does not know whether all current or former officers, directors or employees of CityFed or its former subsidiaries who are or were involved in actions or proceedings will request advancement or payment of legal expenses and indemnification or, if requested, whether they will be entitled to advancement of expenses or indemnification. While CityFed believes amounts accrued in other liabilities at December 31, 2001 for remaining unpaid claims from the Cases referred to above are reasonable estimates, it is not possible for CityFed to estimate with accuracy the probable amount or range of liability relating to other potential indemnification claims that might be made pursuant to CityFed's Bylaws or state statutes, although the amount of such claims could be material.

CityFed has held settlement discussions with respect to the remaining claims of certain of its, and its former subsidiaries', current and former officers, directors and employees who have previously requested indemnification from CityFed. Negotiations are ongoing.

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

The OTS charged that CityFed failed to maintain the net worth of City Federal at levels required by applicable capital requirements in violation of a stipulation dated December 4, 1984 ("Stipulation"). CityFed had provided the Stipulation to the Federal Savings and Loan Insurance Corporation in connection with the approval by the Federal Home Loan Bank Board ("FHLBB") of CityFed's acquisition of City Federal in December 1984. FHLBB Resolution No. 84-664, dated November 21, 1984, approved CityFed's acquisition of City Federal on the condition that, among other things, CityFed provide the Stipulation to the Federal Savings and Loan Insurance Corporation. The Stipulation provided that, as long as CityFed controlled City Federal, CityFed would cause the net worth of City Federal to be maintained at a level consistent with that required by regulations and would infuse sufficient additional equity capital, in a form satisfactory to the regulators, to effect compliance with the capital requirement. For further information regarding the Stipulation, see "First RTC Action" below.

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

o CityFed and the Individual Respondents gave full and complete releases to the OTS and the FDIC; and

o The OTS dissolved the Temporary Order and authorized First Union Bank to release to CityFed all of its assets remaining in the escrow account following payment of the Settlement amount to the FDIC as receiver for City Federal.

FIRST RTC ACTION - On December 7, 1992, the RTC in its capacity as receiver for City Savings, and the RTC in its corporate capacity, filed the First RTC Action in the N.J. Court against CityFed and against two former officers of City Federal. In its complaint in the First RTC Action, the RTC, in its corporate capacity, sought, INTER ALIA, to recover damages in excess of $12 million against CityFed resulting from CityFed's alleged violation of the Stipulation to maintain the net worth of City Federal (RESOLUTION TRUST CORPORATION V. SIMMONS, ET AL., Civil Action No. 92-5261-B ("First RTC Action").

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

CityFed is aware that all of the defendants in the Second RTC Action have settled with the RTC or FDIC. The settlement agreement for Victor Pelson included a waiver by him of his indemnification claim against CityFed for legal fees and expenses and the amount of his settlement payment in the Second RTC Action, which occurred pursuant to the Settlement. Mr. Pelson agreed to pay the RTC $650,000 to settle the Second RTC Action. The settlement agreements for John Kean, Marshall Criser, Alfred Hedden and Gilbert Roessner included (1) an assignment by them to the RTC or FDIC of their respective indemnification claims against CityFed for settlement payments they make to the RTC or FDIC to settle the Second RTC Action, and (2) retention by them of their respective indemnification claims against CityFed for legal fees and expenses incurred in the Second RTC Action. The settlement payments agreed to be made by Messrs. Kean, Criser, Hedden and Roessner to the RTC or FDIC, and thus the amount of indemnification claim assigned by them to the RTC or FDIC, were $1,200,000 for Mr. Kean, $400,000 for Mr. Criser, $265,000 for Mr. Hedden and $335,000 for Mr. Roessner. The RTC agreed to allow a $70,000 credit toward the amount to be paid by Mr. Roessner as a means of resolving Mr. Roessner's claim against the RTC for lost earnings on deferred compensation amounts Mr. Roessner claims were withheld from him by the RTC. In their settlements with the FDIC, Gordon Allen and Peter Kellogg retained their rights to seek indemnification from CityFed for settlement payments they made to the FDIC as well as for legal fees and expenses incurred by them in the Second RTC Action. Mr. Allen agreed to pay $250,000 to settle the Second RTC Action and Mr. Kellogg agreed to pay $3,000,000. CityFed understands also that the FDIC has settled with George Mikula, James McTernan, John W. Atherton, Jr., Richard Simmons and Michael DeFreytas for $5,000 each and they each have retained their rights to seek indemnification from CityFed for their settlement payments.

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

Pursuant to Mr. Roessner's settlement with the RTC as discussed under "Second RTC Action" above, CityFed believes Mr. Roessner's current deferred compensation claim is in the amount of $169,365.60 plus accrued interest thereon, if any. All of Mr. Roessner's claims were settled as part of the settlements entered into during January 2002 referred to under "Indemnification Claims" above.

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

Several defendants requested that CityFed reimburse them for the settlement payments made by them under the settlement agreement.

CityFed has settled with all but three of the parties as part of the settlements describe above. At December 31, 2001, CityFed has included $326,000 related to the remaining claims in this matter in other liabilities.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

A Form 8-K was filed on October 29, 2001 describing a change of accountants and is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

The current directors of CityFed are as follows:

        Name                  Positions Held        Age (1)         Director (2)
                               With CityFed         -------          Since (2)
                              --------------                        ------------

Class I-Term Expired 1994

Gordon E. Allen               Director                75               1984

John W. Atherton, Jr.         Director, Chairman,     59               1987
                              President, Chief
                              Executive Officer
                              and Treasurer

Class II-Term Expired 1992

Peter R. Kellogg              Director                58               1984

Class III-Term Expired 1993

Edwin M. Halkyard             Director                67               1988



Directors Elected by the Holders of Series B Stock

Richard N. Morash             Director                59               1991

Stephen L. Ranzini            Director                36               1991



----------------------------------

(1)    At January 31, 2002.
(2)    All directors serve until their successors have been elected and qualify.

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

Mr. Morash has been a private investor in the real estate and securities markets since October 1987

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Mr. Atherton received an annual salary of $135,000 during 2001 and continues to be paid at the same rate in 2002.

CityFed does not have employment agreements with any of its officers.

The following table sets forth information concerning the compensation paid or accrued by CityFed for CityFed's one officer whose aggregate compensation exceeded $100,000 in 2001.


                                                                                 Annual Compensation
                                                              -----------------------------------------------------------
                                                                                   Other Annual
     Name and Principal                                                                            -------------
     Position                                      Year          Salary($)        Bonus($)         Compensation ($)
     ---------------------------------------       ----          ---------        --------         ----------------

     John W. Atherton, Jr.                         2001           135,000             0               27,829 (1)
     Chairman, Director,                           2000           135,000             0               22,938 (1)
     President, Chief Executive Officer and        1999           100,000          35,000             18,055 (1)
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Securities Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known to CityFed to own, or who may be deemed to own, beneficially more than five percent of any class of voting stock of CityFed (Common Stock, Series B Stock or Series C Stock) as of February 28, 2002. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the stock indicated. Information contained in the table is based on reports filed with or information otherwise supplied to CityFed by the listed beneficial owners.

--------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER      NUMBER OF SHARES      PERCENT OF CLASS
                                         BENEFICIALLY OWNED
--------------------------------------------------------------------------------

Lehigh Financial Corp.                    1,365,000(1)        7.29  percent of
950 Stuyvesant Avenue                                         the Common
Union, New Jersey  07083                                      Stock

Glenn F. Woo                              1,776,435(2)        7.25  percent
10 Exchange Place                                             of the Common
Jersey City, New Jersey  07302                                Stock and 5.09
                                                              percent  of  the
                                                              Series C Stock

Joseph L. Ranzini                           445,800(3)        17.56  percent of
959 Maiden Lane                                               the Series B Stock
Ann Arbor, Michigan  48105
     and
Stephen L. Ranzini
959 Maiden Lane
Ann Arbor, Michigan  48105

James R. Connacher                             452,550        1.59 percent of
514 St. Clair Avenue East                                     the Common Stock
Toronto, Ontario, Canada M4                                   and 6.12  percent
                                                              of the Series B
                                                              Stock

Frank A. Constantini                           452,550        1.59 percent
41 Glen Road                                                  of the Common
Toronto, Ontario, Canada M4                                   Stock and 6.12
                                                              percent of the
                                                              Series B Stock

Peter T. Hyland                                450,050        1.59 percent of
129 Oarfield Avenue                                           the Common Stock
Toronto, Ontario, Canada M4                                   and 6.12 percent
                                                              of the Series B
                                                              Stock

Philadelphia Bourse, Inc.                    1,756,292        21.27 percent of
Suite 120                                                     the Series C Stock
4601 Forbes Boulevard
Lanham, Maryland 20706-4313
--------------------------------------------------------------------------------

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

SECURITIES OWNERSHIP OF MANAGEMENT

The following table sets forth information concerning the shares of Common Stock, Series C Stock and Series B Stock beneficially owned by each director of CityFed, and by all officers and directors as a group, as of February 28, 2002. Except as otherwise noted, each beneficial owner listed has sole investment and voting powers with respect to the stock indicated.

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


SERIES B STOCK

                                     Number of Shares               Percent
   Name                             Beneficially Owned              of Class
   ----                             ------------------              --------

   Gordon E. Allen                            0                         0
   John W. Atherton, Jr.                    150                       (1)
   Edwin M. Halkyard                          0                         0
   Peter R. Kellogg                           0                         0
   Richard N. Morash                          0                         0
   Stephen L. Ranzini               445,800 (2)                     17.56

   All Directors and Officers       445,950 (2)                     17.56
   as a Group (6 Persons)

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

         10.4 Escrow Agreement dated October 26, 1995 among CoreStates Bank, N.A., CityFed Financial Corp. and the Office of Thrift Supervision.

         Incorporated herein by reference to Exhibit 10.4 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 1994.

         10.5 Letter from Deloitte & Touche LLP to the Commission dated October 26, 2001. Incorporated herein by reference to Exhibit 16 of CityFed's Current Report on Form 8-K filed on October 29, 2001.


(11)     Statement regarding computation of per share earnings (loss).

(21)     Subsidiaries of CityFed.

(b)      Reports on Form 8-K.

         A Form 8-K was filed on October 29, 2001 describing the change of accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CITYFED FINANCIAL CORP.


Date: April 10, 2002         By: /s/ John W. Atherton, Jr.
                                 -------------------------
                                John W. Atherton, Jr.
                                President, Chief Executive Officer and Treasurer (Principal Executive and Financial Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon E. Allen                         April 10, 2002
--------------------------
Gordon E. Allen
Director

/s/ John W. Atherton, Jr.                   April 10, 2002
--------------------------
John W. Atherton, Jr.
Chairman, President, Chief Executive
Officer, Treasurer and
Director (Principal Executive,
Financial and Accounting Officer)

/s/ Edwin M. Halkyard                       April 10, 2002
----------------------
Edwin M. Halkyard
Director

/s/ Peter R. Kellogg                        April 10, 2002
--------------------------
Peter R. Kellogg
Director

/s/ Richard N. Morash                       April 10, 2002
--------------------------
Richard N. Morash
Director

/s/ Stephen L. Ranzini                      April 10, 2002
--------------------------
Stephen L. Ranzini
Director

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

         10.5 Letter from Deloitte & Touche LLP to the Commission dated October 26, 2001. Incorporated herein by reference to
                       Exhibit 16 of CityFed's Current Report on Form 8-K filed on October 29, 2001.


         11 Statement regarding the computation of basic per share earnings (loss).

         21            Subsidiaries of CityFed.



(b)      Reports on Form 8-K.

         A Form 8-K was filed on October 29, 2001 describing a change of accountants.