Form 10QSB
period 2002-03-31
CITYFED FINANCIAL CORP
filed 2002-05-13
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 2002, the number of shares of outstanding common stock was 18,716,134.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION March 31, 2002 and December 31, 2001 (Dollars in Thousands)
                                                 March 31, 2002    December 31,
                                                  (Unaudited)         2001
                                                  -----------         ----

ASSETS

Cash                                                $      3        $      0
Investment securities at amortized cost
   (Market value $5,028 in 2002 and $6,161 in 2001)    5,070           6,160
Other assets                                              52              51
                                                    --------        --------

TOTAL ASSETS                                        $  5,125        $  6,211
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
  Accrued expenses                                  $     35        $     27
  Other liabilities                                    5,720           6,789
                                                    --------        --------

      Total liabilities                                5,755           6,816
                                                    --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, 30,000,000 shares authorized:
     $2.10 cumulative convertible, Series B, $25
          par value, issued and outstanding:
          2,538,550 in 2002 and 2001                  63,464          63,464
     Series C Junior, cumulative, $.01 par value,
          liquidation preference $3.00 per share,
          issued and outstanding: 8,257,079 in            82              82
          2002 and 2001
   Common stock, $.01 par value, 100,000,000
      shares authorized, issued:  18,915,134 in
      2002 and 2001, outstanding: 18,716,134 in
      2002 and 2001                                      188             188
   Additional paid-in capital                        108,875         108,875
   Accumulated deficit                              (172,239)       (172,214)
   Treasury stock (199,000 shares of common stock)    (1,000)         (1,000)
                                                     --------       --------

      Total stockholders' deficiency                    (630)           (605)
                                                     --------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $  5,125        $  6,211
                                                    ========        ========

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2002 and 2001
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                              March 31,
                                                              ---------
                                                          2002             2001
                                                          ----             ----

INCOME:
   Interest on investments                           $       51      $       91
   Other income                                              -               -
                                                      ---------       ---------

     Total income                                            51              91
                                                      ---------       ---------

EXPENSES:
   Compensation and employee benefits                        43              43
   Other operating expenses                                  33              21
                                                      ---------       ---------

     Total expenses                                          76              64
                                                      ---------       ---------

NET (LOSS) INCOME                                    $      (25)     $       27
                                                      =========       =========


NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS              $(2,183)        $(2,132)
                                                      =========       =========
BASIC AND DILUTED LOSS PER SHARE:

   Net loss                                             $ (0.12)        $ (0.11)
                                                      =========       =========

AVERAGE SHARES OUTSTANDING                            18,716,134      18,715,609

DIVIDENDS PER COMMON SHARE                                    -               -

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLISATED STATEMENTS OF CASH FLOWS Three months ended March 31, 2002 and 2001
(Dollars in Thousands) (Unaudited)


                                                                         2002            2001
                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                                $    124         $    81
     Operating expenses                                                    (69)           (122)
     Settlement payments                                                (1,069)             -
                                                                        ------         -------

       Net cash used in operating activities                            (1,014)            (41)
                                                                        ------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in investment securities                                   1,017              44
                                                                        ------         -------

       Net cash provided by investing activities                         1,017              44
                                                                        ------         -------

NET INCREASE IN CASH                                                         3               3

CASH AT BEGINNING OF PERIOD                                                  0               8
                                                                       -------         -------

CASH AT END OF PERIOD                                                 $      3        $     11
                                                                       =======         =======

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
     USED IN OPERATING ACTIVITIES:
     Net (loss) income                                                $    (25)       $     27
     Settlement payments                                                (1,069)              -
     Increase in other assets                                               (1)            (49)
     Decrease (increase) in accrued income and expense, net                 81             (19)
                                                                       -------         -------

NET CASH USED IN OPERATING ACTIVITIES                                 $ (1,014)       $    (41)
                                                                       =======         =======


See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2002 (UNAUDITED)

1. CityFed Financial Corp. ("CityFed") was incorporated in Delaware in 1984 and until December 8, 1989, CityFed was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision ("OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created, which acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed no longer controls City Federal and has no control over City Savings.

         As a result of the receivership of City Federal, CityFed has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At March 31, 2002, CityFed's business activities consisted primarily of attempting to resolve outstanding indemnification claims against CityFed and the management of investments.

         After the settlements described below, CityFed has determined to expand its investment options through a subsidiary, CFF Services Corp. ("Services"). Services was incorporated in Delaware in February 2002. Services will invest in first and second mortgage assets including pass-through certificates issued by federally sponsored agencies. The consolidated financial statements include the accounts and transactions of CityFed and Services after elimination of all intercompany activity.

         As a result of the receivership of City Federal, the financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. The financial statements have been prepared assuming CityFed will continue as a going concern. As discussed above and in Note 4, substantially all of the operations of CityFed have been discontinued and CityFed is subject to a number of commitments and contingencies that raise substantial doubt about its ability to continue as a going concern. Except as indicated in Note 4, the financial statements do not include any adjustments that might result from the outcome of these uncertainties which may be determined in the near term.

2. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in CityFed's Form 10-KSB for the year ended December 31, 2001 ("2001 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results and financial position for the periods presented.

3. In July 1989, CityFed's Board of Directors suspended the payment of dividends on all three currently outstanding series of CityFed's stock. These include CityFed's common stock, $0.01 par value per share ("Common Stock"), on which CityFed had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock,

         Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of CityFed's preferred stock are cumulative. At March 31, 2002, dividends in arrears were $68.0 million and $42.1 million on CityFed's Series B and Series C Stock, respectively.

4.       COMMITMENTS AND CONTINGENCIES

         INDEMNIFICATION CLAIMS - The By-laws of CityFed, INTER ALIA, obligate CityFed to indemnify, to the fullest extent authorized by the Delaware General Corporation Law, any person who is made or threatened to be made a party to or becomes involved in an action by reason of the fact that he or she is or was an employee of CityFed or one of its subsidiaries, and to pay on his or her behalf expenses incurred in defending such an action prior to the final disposition of such action; provided that expenses incurred by an officer or director may be paid in advance only if such person delivers an undertaking to CityFed to repay such amounts if it ultimately is determined that the person is not entitled to be indemnified under CityFed's Bylaws and the Delaware General Corporation Law. These undertakings are generally not secured. Consequently, CityFed may become obligated to indemnify such persons for their expenses incurred in connection with any such action and to advance legal expenses incurred by such persons prior to the final disposition of any such action. In addition to any amounts paid on behalf of such person for expenses incurred in connection with such an action, CityFed also may have further indemnification responsibilities to the extent damages are assessed against such a person and for settlement amounts.

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

         In addition to the First and Second RTC Actions, the Notice of Charges and the "Indemnification Claims Relating to Deferred Compensation Plans" (described below), CityFed is currently aware of other legal actions and matters with respect to which current or former officers, directors or employees of CityFed or its former subsidiaries have requested that CityFed advance expenses and indemnify them.

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

         During January 2002, CityFed entered into Mutual Release Agreements with a number of former officers, directors and employees of CityFed or City Federal to settle in full amounts claimed for indemnification of settlement payments made, and legal fees and expenses paid or incurred in connection with defenses, in the Cases by such individuals. Settlement amounts totaling approximately $1,074,000 agreed to be paid by CityFed to such former officers, directors and employees of CityFed or City Federal during 2002 are included in other liabilities at December 31, 2001. At March 31, 2002, $5,000 remained to be paid under the settlements. At December 31, 2001 and March 31, 2002, other liabilities also include approximately $5,715,000 of estimated indemnification claims made by former officers, directors and employees of CityFed or City Federal representing $3,010,000 related to settlement payments made in the Cases, $2,379,000 related to legal services and expenses paid or incurred by such parties in connection with their defense in the Cases, and $326,000 related to deferred compensation arrangements.

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

         CityFed does not know whether all current or former officers, directors or employees of CityFed or its former subsidiaries who are or were involved in actions or proceedings will request advancement or payment of legal expenses and indemnification or, if requested, whether they will be entitled to advancement of expenses or indemnification. While CityFed believes amounts accrued in other liabilities at March 31, 2002 for remaining unpaid claims from the Cases referred to above are reasonable estimates, it is not possible for CityFed to estimate with accuracy the probable amount or range of liability relating to other potential indemnification claims that might be made pursuant to CityFed's Bylaws or state statutes, although the amount of such claims could be material.

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

         SECOND RTC ACTION - On April 26, 1993, the RTC, in its capacity as receiver for City Savings, filed the Second RTC Action in the N.J. Court against John W. Atherton, Jr., Gordon E. Allen, Alfred J. Hedden, Peter R. Kellogg, John Kean, Gilbert G. Roessner, George E. Mikula and James P. McTernan, all former directors and/or officers of City Federal (RESOLUTION TRUST CORPORATION V. ATHERTON ET AL., Civil Action No. 93-1811) ("Second RTC Action"). In its initial complaint in the Second RTC Action, the RTC sought to recover damages in excess of $130 million for alleged negligence, gross negligence and breach of fiduciary duties by the defendants in connection with certain loans made by City Federal. Although the Second RTC Action was filed separately from the First RTC Action, the N.J. Court consolidated the two actions for administrative purposes.

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

         For additional information concerning the First RTC Action and the Second RTC Action see CityFed's 2001 Form 10-KSB.

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

         A settlement agreement, under which the defendants were to pay $790,000, was entered into by the parties in June 1993. This settlement agreement concluded the case.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

         On December 7, 1989, the OTS appointed the RTC as receiver for City Federal, the then sole subsidiary of CityFed. A new federal mutual savings bank, City Savings, was created, which acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed no longer controls City Federal and has no control over City Savings.

         As a result of this action, the financial statements of CityFed at December 31, 1989, for the year then ended, and for subsequent periods reflect CityFed's interest in City Federal as discontinued operations.

         As a result of the Settlement, CityFed conveyed all its interest in City Federal to the FDIC and gave up any claim against the receivership estate of City Federal. See Note 4 to the Notes to Financial Statements for the Three months ended March 31, 2002 in this Form 10-QSB ("Notes") under "In the Matter of CityFed Financial Corporation" for further information regarding the Settlement.

         Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to the Notes. To maintain the principal value of its existing assets while this process is ongoing, CityFed has invested substantially all of its funds in high-grade money market instruments with maturity of one year or less and money market mutual funds. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the small office maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one office.

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

Liquidity and Capital Resources

         At March 31, 2002, CityFed had approximately $5,125,000 in total assets, 5,755,000 in total liabilities and $630,000 in negative stockholders' equity. At December 31, 2001, CityFed had approximately $6,211,000 in total assets, $6,816,000 in total liabilities and $615,000 in negative stockholders' equity. However, as discussed in
         Note 4 to the Notes and under Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2001 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets.

         While CityFed's liquidity is expected to be sufficient to meet expected litigation and administrative expenses over the next twelve months, any substantial indemnification expense, settlement or judgment could reduce liquidity to a level that would jeopardize the continuation of CityFed's activities. However, as a result of accruals to other liabilities to reflect the items described under Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2001 Form 10-KSB, CityFed currently has a negative net worth and it is unlikely that CityFed will be able to achieve a positive net worth in the foreseeable future. Although management believes that CityFed's current level of accruals are sufficient, no assurances can be given that the amounts established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

Results of Operations

         CityFed recorded a loss for the three months ended March 31, 2002 of $25,000. This compares to income in the amount of $27,000 for the three months ended March 31, 2001. There was no loss from discontinued operations in either period.

         Interest on investments was $51,000 for the three months ended March 31, 2002 compared to $91,000 for the three months ended March 31, 2001 due to the lower amount of funds invested and lower interest rates. Total expenses of $76,000 for the three months ended March 31, 2002 were more than the $64,000 for the same period in 2001 due primarily to a higher level of professional service fees.

         At March 31, 2002, there remain claims from five parties totaling $3,010,000 for settlements made in the Cases, $326,000 for settlements made in the deferred compensation matter and $2,379,000 for legal services and expenses paid or incurred by the same parties in connection with their defense in the Cases. See Note 4 above and Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2001 Form 10-KSB. These amounts are included in other liabilities at March 31, 2002 and are unchanged from December 31, 2001.

         At December 31, 2001, CityFed had accrued in its other liabilities $1,074,000 representing the indemnification claims for settlements entered into in January 2002 described above under Note 4. At March 31, 2002, $5,000 remained to be paid under the settlements.

         The basic (and diluted) loss per share from continuing operations of $0.12 and $0.11 for the quarters ended March 31, 2002 and 2001, respectively, is after the deduction of unpaid preferred dividends of $2,158,500 in 2002 and $2,158,500 in 2001. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         See Note 4 to the Notes for a description of litigation.

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

         Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of March 31, 2002, the aggregate deficiency on the Series B Stock was approximately $68.0 million and the aggregate deficiency on the Series C Stock was approximately $42.1 million.

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

Date:  May 13, 2002