Form 10QSB
period 2002-06-30
CITYFED FINANCIAL CORP
filed 2002-08-14
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 30, 2002, the number of shares of outstanding common stock was 18,716,134.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED  STATEMENTS OF FINANCIAL  CONDITION  June 30, 2002 and December 31,
2001 (Dollars in Thousands)
                                                                          June 30, 2002     December 31,
                                                                          --------------    ------------
                                                                            (Unaudited)         2001
                                                                            -----------         ----
ASSETS

  Cash                                                                       $       9       $       0
  Investment securities at amortized cost
    (Market value $5,593 in 2002 and $6,161 in 2001)                             5,559           6,160
  Loans receivable                                                                 351               0
  Other assets                                                                      53              51
                                                                             ---------       ---------
TOTAL ASSETS                                                                 $   5,972       $   6,211
                                                                             =========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
  Accrued expenses                                                           $      17       $      27
  Reverse repurchase agreements                                                    875               0
  Other liabilities                                                              5,720           6,789
                                                                             ---------       ---------
         Total liabilities                                                       6,612           6,816
                                                                             ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25 par value, issued and
              outstanding: 2,538,550 in 2002 and 2001                           63,464          63,464
       Series C Junior, cumulative, $.01 par value, liquidation preference
              $3.00 per share, issued and outstanding: 8,257,079 in 2002
              and 2001                                                              82              82
    Common stock, $.01 par value, 100,000,000 shares authorized, issued:
        18,915,134 in 2002 and 2001, outstanding: 18,716,134 in 2002 and
        2001                                                                       188             188
    Additional paid-in capital                                                 108,875         108,875
    Accumulated deficit                                                       (172,249)       (172,214)
    Treasury stock (199,000 shares of common stock)                             (1,000)         (1,000)
                                                                             ---------       ---------
         Total stockholders' deficiency                                           (640)           (605)
                                                                             ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $   5,972       $   6,211
                                                                             =========       =========

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months ended June 30, 2002 and 2001
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                  Three Months Ended              Six Months Ended
                                                  ------------------              ----------------
                                                       JUNE 30,                       JUNE 30,
                                                       --------                       --------
                                                 2002             2001           2002             2001
                                                 ----             ----           ----             ----
INCOME:
   Interest on investments and loans         $         54    $         80    $        105    $        171
   Other income                                         3              --               3              --
                                             ------------    ------------    ------------    ------------
     Total income                                      57              80             108             171
                                             ------------    ------------    ------------    ------------
EXPENSES:
   Compensation and employee benefits                  42              43              85              86
   Other operating expenses                            25              60              58              81
                                             ------------    ------------    ------------    ------------
     Total expenses                                    67             103             143             167
                                             ------------    ------------    ------------    ------------
NET (LOSS) INCOME                            $        (10)   $        (23)   $        (35)   $          4
                                             ============    ============    ============    ============

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS
                                             $     (2,168)   $     (2,182)   $     (4,352)   $     (4,313)
                                             ============    ============    ============    ============
BASIC AND DILUTED LOSS PER SHARE:

   Net loss                                  $      (0.12)   $      (0.12)   $      (0.23)   $      (0.23)
                                             ============    ============    ============    ============

AVERAGE SHARES OUTSTANDING                     18,716,134      18,715,609      18,716,134      18,715,609

DIVIDENDS PER COMMON SHARE                             --              --              --              --

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2002 and 2001
(Dollars in Thousands)
(Unaudited)

                                                                2002      2001
                                                                ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                       $   197    $   137
     Operating expenses                                         (153)      (206)
     Other income                                                  3          0
     Settlement payments                                      (1,069)        --
                                                             -------    -------
       Net cash used in operating activities                  (1,022)       (69)
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in investment securities and loans                 158         73
     Other                                                        (2)         0
                                                             -------    -------
       Net cash provided by investing activities                 156         73
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in reverse repurchase agreements                   875          0
                                                             -------    -------
       Cash provided by investing activities                     875          0
                                                             -------    -------
NET INCREASE IN CASH                                               9          4

CASH AT BEGINNING OF PERIOD                                        0          8
                                                             -------    -------
CASH AT END OF PERIOD                                        $     9    $    12
                                                             =======    =======

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
  USED IN OPERATING ACTIVITIES:
     Net (loss) income                                       $   (35)   $     4
     Settlement payments                                      (1,069)        --
     Increase in other assets                                     (2)       (49)
     Decrease (increase) in accrued income and expense, net       84        (24)
                                                             -------    -------

NET CASH USED IN OPERATING ACTIVITIES                        $(1,022)   $   (69)
                                                             =======    =======


See notes to consolidated financial statements.

CITYFED FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

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

         As a result of the receivership of City Federal, CityFed has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. At June 30, 2002, CityFed's business activities consisted primarily of attempting to resolve outstanding indemnification claims against CityFed, the management of investments and mortgage and real estate related investments as described below.

         After the settlements described below, CityFed has determined to expand its investment options through a subsidiary, CFF Services Corp. ("Services"). Services was incorporated in Delaware in February 2002. Services invests in first and second mortgage and other real estate related assets including pass-through certificates issued by federally sponsored agencies. The consolidated financial statements include the accounts and transactions of CityFed and Services after elimination of all intercompany activity.

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

3. In July 1989, CityFed's Board of Directors suspended the payment of dividends on all three currently outstanding series of CityFed's stock. These include CityFed's common stock, $0.01 par value per share ("Common Stock"), on which CityFed had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock,
         Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of CityFed's preferred stock are cumulative. At June 30, 2002, dividends in arrears were $69.3 million and $42.9 million on CityFed's Series B and Series C Stock, respectively.

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

         During January 2002, CityFed entered into Mutual Release Agreements with a number of former officers, directors and employees of CityFed or City Federal to settle in full amounts claimed for indemnification of settlement payments made, and legal fees and expenses paid or incurred in connection with defenses, in the Cases by such individuals. Settlement amounts totaling approximately $1,074,000 agreed to be paid by CityFed to such former officers, directors and employees of CityFed or City Federal during 2002 were included in other liabilities at December 31, 2001. At June 30, 2002, $5,000 remained to be paid under the settlements. At December 31, 2001 and June 30, 2002, other liabilities also include approximately $5,715,000 of estimated indemnification claims made by former officers, directors and employees of CityFed or City Federal representing $3,010,000 related to settlement payments made in the Cases, $2,379,000 related to legal services and expenses paid or incurred by such parties in connection with their defense in the Cases, and $326,000 related to deferred compensation arrangements.

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

         CityFed does not know whether all current or former officers, directors or employees of CityFed or its former subsidiaries who are or were involved in actions or proceedings will request advancement or payment of legal expenses and indemnification or, if requested, whether they will be entitled to advancement of expenses or indemnification. While CityFed believes amounts accrued in other liabilities at June 30, 2002 for remaining unpaid claims from the Cases referred to above are reasonable estimates, it is not possible for CityFed to estimate with accuracy the probable amount or range of liability relating to other potential indemnification claims that might be made pursuant to CityFed's Bylaws or state statutes, although the amount of such claims could be material.

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

         CityFed has settled with all but three of the parties as part of the settlements describe above. At December 31, 2001 and June 30, 2002, CityFed has included $326,000 related to the remaining claims in this matter in other liabilities.

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

         As a result of the Settlement, CityFed conveyed all its interest in City Federal to the FDIC and gave up any claim against the receivership estate of City Federal. See Note 4 to the Notes to Financial Statements for the Six months ended June 30, 2002 in this Form 10-QSB ("Notes") under "In the Matter of CityFed Financial Corporation" for further information regarding the Settlement.

         Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to the Notes. To maintain the principal value of its existing assets while this process is ongoing, CityFed invested substantially all of its funds in high-grade money market instruments with maturity of one year or less and money market mutual funds other than in connection with its investment in Services and Services' investments. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the small office maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one office.

         CityFed believes that it can satisfy its cash requirements for its next twelve months of operations from its existing assets. During such period, CityFed does not expect to purchase or sell plant or significant equipment, nor does CityFed intend to significantly change its number of employees.

         Due to the nature of its assets at and subsequent to December 8, 1989, CityFed might have been deemed to fall within the definition of an "investment company" under the Investment Company Act of 1940, as amended ("1940 Act"), from that date to the present. To resolve any question regarding its current status under the 1940 Act, CityFed filed an application on October 19, 1990 with the Division of Investment Management of the Securities and Exchange Commission ("SEC") for an order exempting it from certain provisions of the 1940 Act and certain rules and regulations thereunder. This application was amended on September 23, 1993, January 18, 1994 and March 1, 1994. The application was granted under Sections 6(c) and (e) of the 1940 Act on March 15, 1994. Under the order granting the application ("1940 Act Order"), CityFed was not required to register as an investment company. However, CityFed and other persons in their transactions and relations with CityFed are, under the terms of the 1940 Act Order, subject to Sections 9, 17(a), 17(d), 17(e), 17(f), 36 through 45 and 47 through 51 of the
         1940 Act, and the rules thereunder, as if CityFed were a registered investment company, except insofar as permitted by the 1940 Act Order. The 1940 Act Order exempted CityFed from having to register as an investment company until the earlier of March 15, 1995 or such time as CityFed would no longer be required to register as an investment company. On February 28, 1995, an Order was issued extending the requested exemption until February 28, 1996, on February 21, 1996, an order was issued extending the requested exemption until February 21, 1997, on February 12, 1997, an Order was issued extending the requested exemption until February 12, 1999, on February 12, 1999, an Order was issued extending the requested exemption until February 12, 2000, on February 9, 2000, an order was issued extending the requested exemption until February 9, 2001, on February 6, 2001, an Order was issued extending the requested exemption until February 6, 2002 and on February 6, 2002, an Order was issued extending the requested exemption until February 6, 2003.

         As stated above, CityFed has determined to expand its investments and is currently relying on Section 3(c)(5)(C) of the 1940 Act, which exempts from registration as an investment company any person who is primarily engaged in "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate."

Liquidity and Capital Resources

         At June 30, 2002, CityFed had approximately $5,972,000 in total assets, $6,612,000 in total liabilities and $640,000 in negative stockholders' equity. At December 31, 2001, CityFed had approximately $6,211,000 in total assets, $6,816,000 in total liabilities and $605,000 in negative stockholders' equity. However, as discussed in Note 4 to the Notes and under Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2001 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets.

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

         As discussed above, since the receivership of City Federal, CityFed initially marshaled its assets and has been, and currently is, in the process of determining its liabilities. To maintain the value of CityFed's existing assets while this process is ongoing, CityFed invested in income producing instruments. After the settlements described above, CityFed determined to expand its investment options through a subsidiary that invests in first and second mortgage and other real estate related assets including pass-through certificates issued by federally sponsored agencies. To provide liquidity for its investment in Services, CityFed has and may from time to time in the future enter into reverse repurchase agreements utilizing its or Services' investments.

         Except for the investment in Services and Services' assets, CityFed has invested and will continue to invest its funds in money market instruments with a maturity of one year or less. These consist of United States government or agency securities, commercial paper, bank certificates of deposit, one or more money market mutual funds and corporate debt obligations. Repurchase agreements may only be entered into using U.S. government securities as collateral. Non-governmental or agency investments are purchased only if they are rated in one of the two highest categories by an established rating agency. Investment in any one of the money market funds is limited to 5% of CityFed's assets. Investment in the corporate debt securities of any one issuer is limited to $2,500,000.


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

Results of Operations

         CityFed recorded a loss for the six months ended June 30, 2002 of $35,000. This compares to income in the amount of $4,000 for the six months ended June 30, 2001. There was no loss from discontinued operations in either period.

         CityFed recorded a loss for the three months ended June 30, 2002 of $10,000. This compares to a loss in the amount of $23,000 for the three months ended June 30, 2001. There was no loss from discontinued operations in either period.

         Interest on investments was $105,000 for the six months ended June 30, 2002 compared to $171,000 for the six months ended June 30, 2001 due to the lower amount of funds invested and lower interest rates. Total expenses of $143,000 for the six months ended June 30, 2002 were less than the $167,000 for the same period in 2001 due primarily to a lower level of professional service fees.

         Interest on investments was $54,000 for the three months ended June 30, 2002 compared to $80,000 for the three months ended June 30, 2001 due to the lower amount of funds invested and lower interest rates. Total expenses of $67,000 for the three months ended June 30, 2002 were less than the $103,000 for the same period in 2001 due primarily to a lower level of professional service fees.

         At June 30, 2002, there remain claims from five parties totaling $3,010,000 for settlements made in the Cases, $326,000 for settlements made in the deferred compensation matter and $2,379,000 for legal services and expenses paid or incurred by the same parties in connection with their defense in the Cases. See Note 4 above and Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2001 Form 10-KSB. These amounts are included in other liabilities at June 30, 2002 and are unchanged from December 31, 2001.

         At December 31, 2001, CityFed had accrued in its other liabilities $1,074,000 representing the indemnification claims for settlements entered into in January 2002 described above under Note 4. At June 30, 2002, $5,000 remained to be paid under the settlements.

         The basic (and diluted) loss per share from continuing operations of $0.23 and $0.23 for the six months ended June 30, 2002 and 2001, respectively, is after the deduction of unpaid preferred dividends of $4,316,900 in 2002 and $4,317,200 in 2001. The basic (and diluted) loss per share from continuing operations of $0.12 and $0.12 for the quarters ended June 30, 2002 and 2001, respectively, is after the deduction of unpaid preferred dividends of $2,158,500 in 2002 and $2,158,600 in 2001. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         See Note 4 to the Notes for a description of litigation.

Item 2. Changes in Securities.

         (a) None.

         (b) None.

         (c) On December 5, 2001, 300 shares of CityFed's $2.10 Cumulative Convertible Preferred Stock, Series B, par value $25.00 per share ("Series B Stock"), were converted, pursuant to their terms, into 525 shares of CityFed's Common Stock. CityFed believes that the conversion was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof as no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. The conversion was not solicited by CityFed, nor was any underwriter used. CityFed did not receive any cash in connection with the conversion.

         (d) Not applicable.


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

         Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of June 30, 2002, the aggregate deficiency on the Series B Stock was approximately $69.3 million and the aggregate deficiency on the Series C Stock was approximately $42.9 million.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         Director Gordon E. Allen resigned from the Board. He reported no disagreements with CityFed.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         11.  Statement Regarding the Computation of Per Share Loss.

(b)      None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CITYFED FINANCIAL CORP.

                                     By: /s/ John W. Atherton, Jr.
                                        ----------------------------------------
                                          John W. Atherton, Jr.
                                          President, Chief Executive Officer
                                              and Treasurer (Principal Executive
                                              and Financial Officer)

Date:  August 13, 2002




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CityFed Financial Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                 CITYFED FINANCIAL CORP.

                                     By: /s/ John W. Atherton, Jr.
                                        ----------------------------------------
                                          John W. Atherton, Jr.
                                          President, Chief Executive Officer
                                              and Treasurer (Chief Executive
                                              and Financial Officer)