Form 10QSB
period 2002-09-30
CITYFED FINANCIAL CORP
filed 2002-11-13
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB

[Mark One]

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2002 and December 31, 2001
(Dollars in Thousands)


                                                               September     December 31,
                                                               30, 2002         2001
                                                              (UNAUDITED)

ASSETS

  Cash                                                         $       75   $        0
  Investment securities at amortized cost
   (Market value $4,634 in 2002 and $6,161 in 2001)                 4,508        6,160
  Loans receivable                                                  1,068            0
  Other assets                                                         54           51
                                                               ----------   ----------

TOTAL ASSETS                                                   $    5,705   $    6,211
                                                               ==========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
  Accrued expenses                                             $       21   $       27
  Reverse repurchase agreements                                       575            0
  Other liabilities                                                 5,720        6,789
                                                               ----------   ----------

        Total liabilities                                           6,316        6,816
                                                               ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, 30,000,000 shares authorized:
      $2.10 cumulative convertible, Series B, $25 par value,
         issued and outstanding: 2,538,550 in 2002 and 2001        63,464       63,464
      Series C Junior, cumulative, $.01 par value,
         liquidation preference $3.00 per share, issued and
         outstanding: 8,257,079 in 2002 and 2001                       82           82
   Common stock, $.01 par value, 100,000,000 shares
       authorized, issued:  18,915,134 in 2002 and 2001,
       outstanding: 18,716,134 in 2002 and 2001                       188          188
   Additional paid-in capital                                     108,875      108,875
   Accumulated deficit                                          (172,220)    (172,214)
   Treasury stock (199,000 shares of common stock)                (1,000)      (1,000)
                                                               ----------   ----------

        Total stockholders' deficiency                              (611)        (605)
                                                               ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $    5,705   $   6,211
                                                               ==========   ==========

See notes to consolidated financial statements.

                                       2


CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2002 and 2001
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                       2002          2001        2002          2001
                                                       ----          ----        ----          ----

INCOME:
  Interest on investments and loans               $       74   $       72   $      182  $       243
  Other income                                            14           -            14           -
                                                  ----------   ----------   ----------  -----------

    Total income                                          88           72          196          243
                                                    --------     --------     --------     --------

EXPENSES:
  Compensation and employee benefits                      41           43          126          129
  Other operating expenses                                18           27           76          108
                                                    --------     --------     --------     --------

    Total expenses                                        59           70          202          237
                                                    --------     --------     --------     --------

NET (LOSS) INCOME                                    $    29       $    2       $   (6)      $    6
                                                     =======       ======       ======       ======


NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS
                                                     $(2,129)     $(2,157)     $(6,481)     $(6,470)
                                                     ========     ========     ========     ========

BASIC AND DILUTED LOSS PER SHARE:

  Net loss                                           $ (0.12)     $ (0.12)     $ (0.35)     $ (0.35)
                                                     ========     ========     ========     ========

AVERAGE SHARES OUTSTANDING                         18,716,134   18,715,609   18,716,134   18,715,609

DIVIDENDS PER COMMON SHARE                                 -            -            -            -

See notes to consolidated financial statements.



CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2002 and 2001
(Dollars in Thousands)
(Unaudited)

                                                                           2002         2001
                                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest received                                                 $     270      $   205
    Operating expenses                                                     (209)        (303)
    Other income                                                             14            -
    Settlement payments                                                  (1,069)           -
                                                                         -------     -------

      Net cash used in operating activities                                (994)         (98)
                                                                         -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in investment securities                                     1,562           91
    Increase in loans                                                     1,066            -
    Other                                                                    (2)           0
                                                                         -------     -------

      Net cash provided by investing activities                             494           91
                                                                         -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in reverse repurchase agreements                               575            0
                                                                         -------     -------

      Cash provided by investing activities                                 575            0
                                                                         -------     -------

NET INCREASE (DECREASE) IN CASH                                              75           (7)

CASH AT BEGINNING OF PERIOD                                                   0            8
                                                                         -------     -------

CASH AT END OF PERIOD                                                   $    75      $     1
                                                                        =======      =======

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
    USED IN OPERATING ACTIVITIES:
    Net (loss) income                                                 $      (6)     $     6
    Settlement payments                                                  (1,069)           -
    Increase in other assets                                                 (3)         (50)
    Decrease (increase) in accrued income and expense, net                   84          (54)
                                                                      ---------      --------

NET CASH USED IN OPERATING ACTIVITIES                                 $    (994)     $   (98)
                                                                      =========      =======

See notes to consolidated financial statements.


CITYFED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2002 (UNAUDITED)

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

        As a result of the receivership of City Federal, CityFed has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. CityFed's financial statements at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. The financial statements have been prepared assuming CityFed will continue as a going concern although as discussed above and in Note 4, CityFed is subject to a number of commitments and contingencies that raise substantial doubt about its ability to do so. Except as indicated in Note 4, the financial statements do not include any adjustments that might result from the outcome of these uncertainties which may be determined in the near term. At September 30, 2002, CityFed's business activities consisted primarily of attempting to resolve outstanding indemnification claims against CityFed, the management of investments and mortgage and real estate related investments as described below.

        After the settlements described below, CityFed has determined to expand its investment options through a subsidiary, CFF Services Corp. ("Services"). Services was incorporated in Delaware in February 2002. Services invests in first and second mortgage and other real estate related assets including pass-through certificates issued by federally sponsored agencies. The consolidated financial statements include the accounts and transactions of CityFed and Services after elimination of all intercompany activity. At the end of September 30, 2002, Services held $1,068,000 of first and second mortgage investments.

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

3. In July 1989, CityFed's Board of Directors suspended the payment of dividends on all three currently outstanding series of CityFed's stock. These include CityFed's common stock, $0.01 par value per share ("Common Stock"), on which CityFed had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of CityFed's preferred stock are cumulative. At September 30, 2002, dividends in arrears were $70.6 million and $43.8 million on CityFed's Series B and Series C Stock, respectively.

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

        During January 2002, CityFed entered into Mutual Release Agreements with a number of former officers, directors and employees of CityFed or City Federal to settle in full amounts claimed for indemnification of settlement payments made, and legal fees and expenses paid or incurred in connection with defenses, in the Cases by such individuals. Settlement amounts totaling approximately $1,074,000 agreed to be paid by CityFed to such former officers, directors and employees of CityFed or City Federal during 2002 were included in other liabilities at December 31, 2001. At September 30, 2002, $5,000 remained to be paid under the settlements. At December 31, 2001 and September 30, 2002, other liabilities also include approximately $5,715,000 of estimated indemnification claims made by former officers, directors and employees of CityFed or City Federal representing $3,010,000 related to settlement payments made in the Cases, $2,379,000 related to legal services and expenses paid or incurred by such parties in connection with their defense in the Cases, and $326,000 related to deferred compensation arrangements.

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

        CityFed does not know whether all current or former officers, directors or employees of CityFed or its former subsidiaries who are or were involved in actions or proceedings will request advancement or payment of legal expenses and indemnification or, if requested, whether they will be entitled to advancement of expenses or indemnification. While CityFed believes amounts accrued in other liabilities at September 30, 2002 for remaining unpaid claims from the Cases referred to above are reasonable estimates, it is not possible for CityFed to estimate with accuracy the probable amount or range of liability relating to other potential indemnification claims that might be made pursuant to CityFed's Bylaws or state statutes, although the amount of such claims could be material.

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

        CityFed has settled with all but three of the parties as part of the settlements describe above. At December 31, 2001 and September 30, 2002, CityFed has included $326,000 related to the remaining claims in this matter in other liabilities.

        TAX LIABILITIES - CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed for its tax years 1991 through 2001. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

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

        As a result of the Settlement, CityFed conveyed all its interest in City Federal to the FDIC and gave up any claim against the receivership estate of City Federal. See Note 4 to the Notes to Financial Statements for the Nine months ended September 30, 2002 in this Form 10-QSB ("Notes") under "In the Matter of CityFed Financial Corporation" for further information regarding the Settlement.

        Since the receivership of City Federal, CityFed has been, and currently is, in the process of determining its liabilities, including its contingent liabilities described in Note 4 to the Notes. To maintain the principal value of its existing assets while this process is ongoing, CityFed invested substantially all of its funds in high-grade money market instruments with maturity of one year or less and money market mutual funds. Since its determination to rely on Section 3(c)(5)(C) of the 1940 Act, CityFed has continued to invest in high grade money market instruments and has made investments in pass-through certificates issued by federally sponsored agencies in addition to its investment in Services and Services' investments. Since the receivership of City
        Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the small office maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one office.

        CityFed believes that it can satisfy its cash requirements for its next twelve months of operations from its existing assets or by utilizing borrowing arrangements secured by its investments. During such period, CityFed does not expect to purchase or sell plant or significant equipment, nor does CityFed intend to significantly change its number of employees.

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

Liquidity and Capital Resources

        At September 30, 2002, CityFed had approximately $5,705,000 in total assets, $6,316,000 in total liabilities and $611,000 in negative stockholders' equity. At December 31, 2001, CityFed had approximately $6,211,000 in total assets, $6,816,000 in total liabilities and $605,000 in negative stockholders' equity. However, as discussed in Note 4 to the Notes and under Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2001 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed CityFed's assets.

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

        As discussed above, since the receivership of City Federal, CityFed initially marshaled its assets and has been, and currently is, in the process of determining its liabilities. To maintain the value of CityFed's existing assets while this process is ongoing, CityFed invested in income producing instruments. After the settlements described above, CityFed determined to expand its investment options to include pass-through certificates issued by federally sponsored agencies and to include an investment in a subsidiary that invests in first and second mortgage and other real estate related assets including pass-through certificates issued by federally sponsored agencies. Proceeds from CityFed's investment in Services are used by Services to fund its investments in first and second mortgages and other real estate assets. To provide liquidity for its investment in Services, CityFed has and may from time to time in the future enter into reverse repurchase agreements utilizing its or Services' investments.

Results of Operations

        CityFed recorded a loss for the nine months ended September 30, 2002 of $6,000. This compares to income in the amount of $6,000 for the nine months ended September 30, 2001. There was no loss from discontinued operations in either period.

        CityFed recorded net income for the three months ended September 30, 2002 of $29,000. This compares to net income in the amount of $2,000 for the three months ended September 30, 2001. There was no loss from discontinued operations in either period.

        Interest on investments was $166,000 for the nine months ended September 30, 2002 compared to $243,000 for the nine months ended September 30, 2001 due to the lower amount of funds invested and lower interest rates. Interest on loans for the nine months ended September 30, 2002 was $16,000. There was no interest on loans in the nine months ended September 20, 2001. Total expenses of $202,000 for the nine months ended September 30, 2002 were less than the $237,000 for the same period in 2001 due primarily to a lower level of professional service fees.

        Interest on investments was $59,000 for the three months ended September 30, 2002 compared to $72,000 for the three months ended September 30, 2001 due to the lower amount of funds invested and lower interest rates. Interest on loans for the three months ended September 30, 2002 was $15,000. There was no interest on loans in the three months ended September 30, 2001. Total expenses of $59,000 for the three months ended September 30, 2002 were less than the $70,000 for the same period in 2001 due primarily to a lower level of professional service fees.

        At September 30, 2002, there remain claims from five parties totaling $3,010,000 for settlements made in the Cases, $326,000 for settlements made in the deferred compensation matter and $2,379,000 for legal services and expenses paid or incurred by the same parties in connection with their defense in the Cases. See Note 4 above and Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2001 Form 10-KSB. These amounts are included in other liabilities at September 30, 2002 and are unchanged from December 31, 2001.

        At December 31, 2001, CityFed had accrued in its other liabilities $1,074,000 representing the indemnification claims for settlements entered into in January 2002 described above under Note 4. At September 30, 2002, $5,000 remained to be paid under the settlements.

        The basic (and diluted) loss per share from continuing operations of $0.35 and $0.35 for the nine months ended September 30, 2002 and 2001, respectively, is after the deduction of unpaid preferred dividends of $6,475,300 in 2002 and $6,475,800 in 2001. The basic (and diluted) loss per share from continuing operations of $0.12 and $0.12 for the quarters ended September 30, 2002 and 2001, respectively, is after the deduction of unpaid preferred dividends of $2,158,400 in 2002 and $2,158,600 in 2001. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

Item 3. Controls and Procedures

CityFed has adopted disclosure controls and procedures as required by Section 302 of the Sarbanes-Oxley Act and the Securities and Exchange Commission's rules thereunder. CityFed's disclosure controls and procedures reflect the fact that it currently has only one employee. CityFed's President, Chief Executive Officer and Treasurer has evaluated the effectiveness of these disclosure controls and procedures within the last 90 days. There were no changes to CityFed's internal controls this past quarter.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        See Note 4 to the Notes for a description of litigation.

Item 2. Changes in Securities.

        (a)  None.

        (b)  None.

        (c)  None.

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

        Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of September 30, 2002, the aggregate deficiency on the Series B Stock was approximately $70.6 million and the aggregate deficiency on the Series C Stock was approximately $43.8 million.

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

Date:  November 13, 2002

                                  CERTIFICATION

I, John W. Atherton, Jr., certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of CityFed Financial Corp.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date:  November 13, 2002




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CityFed Financial Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date:  November 13, 2002

                                                                      Exhibit 11


                             CityFed Financial Corp.
             Statement Regarding the Computation of Per Share Loss



                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,

                                                      2002              2001
                                                      ----              ----
 Computation of Loss Per Share:


 Weighted average number of shares outstanding     18,716,134        18,715,609

 Loss applicable to common stock:1

  Net loss                                        $(6,481,000)      $(6,470,000)
                                                  ============      ============

 Basic and diluted loss per share:

  Net loss                                             $(0.35)           $(0.35)
                                                       =======           =======








-------------------
1 Losses applicable to Common Stock include unpaid preferred stock dividends for the three months ended September 30, 2002 and 2001 in the amount of $6,475,000 and $6,476,000 respectively.