Form 10KSB
period 2002-12-31
CITYFED FINANCIAL CORP
filed 2003-05-02
CIK 744765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

         [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( X )

  State issuer's revenues for its most recent fiscal year: $298,000 for the year ended December 31, 2002.

  The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 5, 2003 was $114,000. The market value of the registrant's Series C Stock is based on the sales price of $0.001 during the fourth quarter of 2002 as reported by the Pink Sheets LLC. The market value of the registrant's Common Stock is based on the low sales price of $0.0001 during the fourth quarter of 2002 as reported by the Pink Sheets LLC. The market value of the registrant's Series B Stock is based on the bid price of $0.05 during the third quarter of 1999 as reported by the National Quotation Bureau, Inc.

  The number of shares outstanding of the registrant's Common Stock, as of February 28, 2003, was 18,716,134.

  Transitional Small Business Disclosure Format (check one):  Yes __; No X
                                                                        ---

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

As a result of the receivership of City Federal, CityFed has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. CityFed's financial statements at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. The financial statements have been prepared assuming CityFed will continue as a going concern although as discussed above and in Potential Obligations of CityFed below, CityFed is subject to a number of commitments and contingencies that raise substantial doubt about its ability to do so. Except as indicated in Note 8 to the Notes to CityFed's financial statements for the year ended December 31, 2002 ("Notes"), the financial statements do not include any adjustments that might result from the outcome of these uncertainties which may be determined in the near term. At December 31, 2002, CityFed's business activities consisted of attempting to resolve outstanding indemnification claims against CityFed, the management of investments and investments in mortgage loans and other real estate related loans as described below.

After the settlements described below, CityFed has expanded its investment options through a subsidiary, CFF Services Corp. ("Services"). Services was incorporated in Delaware in February 2002. Services invests in first and second mortgage loans and other real estate related assets including pass-through certificates issued by federally sponsored agencies. The consolidated financial statements include the accounts and transactions of CityFed and Services after elimination of all intercompany activity. At the end of December 31, 2002, Services held $1,892,000 of real estate-related assets.

Services invests in first and second mortgage loans, loans secured by real estate loans, and other real estate related loans. Some loans are purchased by assignment and serviced directly and some are purchased by participation certificates and the loans are serviced by the originator. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis of the underlying characteristics of the borrower, his business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk and is priced accordingly. The normal location of the collateral is the in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

POTENTIAL OBLIGATIONS OF CITYFED

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

In addition to the First and Second RTC Actions, the Notice of Charges and the "Indemnification Claims Relating to Deferred Compensation Plans" (described below), CityFed is currently aware of at least one other legal action with respect to which current or former officers, directors or employees of CityFed or its former subsidiaries have requested that CityFed advance expenses and indemnify them.

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

During January 2002, CityFed entered into Mutual Release Agreements with a number of former officers, directors and employees of CityFed or City Federal to settle in full amounts claimed for indemnification of settlement payments made, and legal fees and expenses paid or incurred in connection with defenses, in the Cases by such individuals. Settlement amounts totaling approximately $1,074,000 agreed to be paid by CityFed to such former officers, directors and employees of CityFed or City Federal during 2002 were included in other liabilities at December 31, 2001. At December 31, 2002, $5,000 remained to be paid under the settlements and is included in other liabilities. At December 31, 2002, other liabilities also included approximately $5,775,000 of estimated indemnification claims made by former officers, directors and employees of CityFed or City Federal representing $3,010,000 related to settlement payments made in the Cases, $2,379,000 related to legal services and expenses paid or incurred by such parties in connection with their defense in the Cases, $326,000 related to deferred compensation arrangements, and $60,000 related to a separate indemnification claim.

On May 19, 2000, CityFed finalized with the OTS and the FDIC a settlement ("Settlement") that settled the action described below under "Notice of Charges." Pursuant to the Settlement, the Temporary Order was dissolved, and the Escrow Agreement (as described below) was terminated. Consequently, CityFed may reorganize, perhaps involving a bankruptcy proceeding. It is anticipated that any remaining indemnification claims will be addressed prior to or as part of any such reorganization.

CityFed does not know whether all current or former officers, directors or employees of CityFed or its former subsidiaries who are or were involved in actions or proceedings will request advancement or payment of legal expenses and indemnification or, if requested, whether they will be entitled to advancement of expenses or indemnification. While CityFed believes amounts accrued in other liabilities at December 31, 2002 for remaining unpaid claims from the Cases and one additional matter referred to above are reasonable estimates, it is not possible for CityFed to estimate with accuracy the probable amount or range of liability relating to other potential indemnification claims that might be made pursuant to CityFed's Bylaws or state statutes, although the amount of such claims could be material.

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

NOTICE OF CHARGES - In the Matter of CityFed Financial Corporation, OTS Order No. AP 94-26 (June 2, 1994) - On June 2, 1994, the Office of Thrift Supervision issued a Notice of Charges ("Notice of Charges") against CityFed and against Gordon E. Allen, John W. Atherton, Jr., Edwin M. Halkyard, Alfred J. Hedden, Peter R. Kellogg, William A. Liffers and Gilbert G. Roessner ("Individual Respondents"), who are current or former directors or officers of CityFed and of CityFed's former subsidiary, City Federal.

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

     o CityFed and the Individual Respondents gave full and complete releases to the OTS and the FDIC; and

     o The OTS dissolved the Temporary Order and authorized First Union Bank to release to CityFed all of its assets remaining in the escrow account following payment of the Settlement amount to the FDIC as receiver for City Federal. Subsequently, the Escrow Agreement was terminated.

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

For additional information concerning the First RTC Action and the Second RTC Action see CityFed's 2001 Form 10-KSB.

CityFed is aware that all of the defendants in the Second RTC Action have settled with the RTC or FDIC. CityFed has completed its own settlements, described above, with all the defendants except Peter R. Kellogg, John W. Atherton, Jr. and Michael DeFreytas, who agreed to pay $3,000,000, $5,000 and $5,000, respectively, to settle with the FDIC and such amounts are included under other liabilities at December 31, 2002.

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

CityFed has settled with all but three of the parties as part of the settlements describe above. At December 31, 2002, CityFed has included $326,000 related to the remaining claims in this matter in other liabilities.

TAX LIABILITIES - CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed or will file for its tax years 1991 through 2002. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

POTENTIAL BANKRUPTCY - CityFed is considering a filing under the Federal Bankruptcy Code to assist in resolving the claims made against it.

CURRENT ACTIVITIES

Since its determination to rely on Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended ("1940 Act"), CityFed has continued to invest in high grade money market instruments and has made investments in pass-through certificates issued by federally sponsored agencies in addition to its investment in Services and Services' investments. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the small office maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one office.

CityFed believes that it can satisfy its cash requirements for its next twelve months of operations from its existing assets or by utilizing borrowing arrangements secured by its investments. During such period, CityFed does not expect to purchase or sell plant or significant equipment, nor does CityFed intend to significantly change its number of employees.

Due to the nature of its assets at and subsequent to December 8, 1989, CityFed might have been deemed to fall within the definition of an "investment company" under the 1940 Act. To resolve any question regarding its current status under the 1940 Act, CityFed filed an application on October 19, 1990 with the Division of Investment Management of the Securities and Exchange Commission ("SEC") for an order exempting it from certain provisions of the 1940 Act and certain rules and regulations thereunder. This application was amended on September 23, 1993, January 18, 1994 and March 1, 1994. The application was granted under Sections 6(c) and (e) of the 1940 Act on March 15, 1994. Under the order granting the application ("1940 Act Order"), CityFed was not required to register as an investment company. The 1940 Act Order issued by the SEC that exempted CityFed from having to register as an investment company expired on February 6, 2003. As stated above, CityFed has expanded its investments and is currently relying on
Section 3(c)(5)(C) of the 1940 Act, which exempts from registration as an investment company any person who is primarily engaged in "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate."

ITEM 2.           DESCRIPTION OF PROPERTY.

CityFed leases, on a month-to-month basis, space at 4 Young's Way, Nantucket, MA 02584 at a cost of $1,150 per month.

See Item 1., "Description of Business - Current Activities," for a description of CityFed's current investment policies.

ITEM 3.           LEGAL PROCEEDINGS.

See Item 1., "Description of Business - Potential Obligations of CityFed," for information regarding the Settlement, the Notice of Charges, the Temporary Order, the First RTC Action, and the Second RTC Action, which information is incorporated herein by reference.

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

          2001              FIRST QUARTER      SECOND QUARTER      THIRD QUARTER       FOURTH QUARTER
                            -------------      --------------      -------------       --------------
Common Stock                .01-.0001 (1)      .001-.0001 (1)      .03-.001 (1)        .01-.0001 (1)
Series B Stock              (2)                (2)                 (2)                 (2)
Series C Stock              .001-.001 (1)      .0001-.0001 (1)     .0001-.0001 (1)     .001-.001 (1)

          2002              FIRST QUARTER      SECOND QUARTER      THIRD QUARTER       FOURTH QUARTER
                            -------------      --------------      -------------       --------------
Common Stock                .001-.0001 (1)     .001-.0001 (1)      .001-.0001 (1)      .001-.0001 (1)
Series B Stock              (2)                (2)                 (2)                 (2)
Series C Stock              .001-.0001 (1)     .0001-.0001 (1)     .0001-.0001 (1)     .0001-.0001 (1)
-------------------

(1) High and low sales  prices shown are as reported by the Pink Sheets LLC.
(2) No bid, asked or sales price reported by Pink Sheets LLC.

The approximate number of holders of record of Common Stock as of February 28, 2003 was 9,700.

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

Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of December 31, 2002, the aggregate deficiency on the Series B Stock was $72.0 million and the aggregate deficiency on the Series C Stock was $44.6 million.

CityFed does not anticipate being able to pay any dividends on its Series B Stock, its Series C Stock or its Common Stock for the foreseeable future. CityFed has not paid any dividends on its Common Stock since the second quarter of 1989.

CityFed did not sell any securities without registering such sales under the Securities Act of 1933 during 2002.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") recently issued guidelines on the disclosure of critical accounting policies. The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are disclosed in the footnotes to the Company's consolidated financial statements in Item 7 hereof. Management believes the following significant accounting policies also are considered critical accounting policies:

         Investment securities - In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are those debt securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.

         Income recognition - Interest income from loans is recognized on the accrual basis. Accrual of income is suspended when a loan is delinquent for ninety days or more. Loan origination fees, net of certain direct origination costs, are deferred and amortized over the life of the loan or upon repayment of the loan as an adjustment of the yield of the related loans.

         Loans receivable - Loans receivable represent the portion of loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff and are reported at their outstanding unpaid principal balances reduced by any chargeoff or specific valuation accounts, any allowance for loan losses, and deferred fees on originated or purchased loans.

         Loan impairment - A loan is considered impaired when, based on available information or current events, it is probable that the Company will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. The Company measures impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that foreclosure is probable. At December 31, 2002 and for the year then ended, the Company had no impaired loans.

         Allowance for loan losses - Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at December 31, 2002 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, CityFed had $5,869,000 in assets, $6,502,000 in total liabilities and a stockholders' deficiency of $633,000 compared to $6,211,000 in assets, $6,816,000 in total liabilities and a stockholders' deficiency of $605,000 at December 31, 2001. However, as discussed in Note 8 to CityFed's consolidated financial statements and under Item 1., "Description of Business - Potential Obligations of CityFed," a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could exceed CityFed's assets. See Item 1., "Description of Business - Current Activities."

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

CityFed's interest in City Federal is reflected as discontinued operations in the consolidated financial statements. See Item 1., "Description of Business - General."

CURRENT OPERATIONS

After the settlements described above, CityFed determined to expand its investment options to include pass-through certificates issued by federally sponsored agencies and to include an investment in a subsidiary that invests in first and second mortgage loans and other real estate related assets including pass-through certificates issued by federally sponsored agencies. Proceeds from CityFed's investment in Services are used by Services to fund its investments in first and second mortgage loans and other real estate assets. To provide liquidity for its investment in Services, CityFed has and may from time to time in the future enter into repurchase agreements utilizing its or Services' investments.

Services invests in first and second mortgage loans, loans secured by real estate loans, and other real estate related loans. Some loans are purchased by assignment and serviced directly and some are purchased by participation certificates and the loans are serviced by the originator. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis of the underlying characteristics of the borrower, his business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk and is priced accordingly. The normal location of the collateral is the in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

CityFed recorded income from continuing operations for the year ended December 31, 2002 of $32,000. This compares to income from continuing operations in the amount of $22,000 for the year ended December 31, 2001. The net loss of $28,000 for the year ended December 31, 2002 is after a loss from discontinued operations of $60,000. The net income of $650,000 for the year ended December 31, 2001 is after income of $628,000 from discontinued operations.

Interest  on  investments  is  $235,000  for the year ended  December  31,  2002 compared to $307,000 for the year ended December 31, 2001 due to the lower amount of funds invested in investments. Total income for the year ended December 31, 2002 is $298,000 and compares to $307,000 for the year ended December 31, 2001. Interest on loans for 2002 totaled $60,000. There were no loans outstanding in 2001 as Services did not commence operations until March 2002. Total expenses of $266,000 for the year ended December 31, 2002 are less than the $285,000 for the same period in 2001 due primarily to a lower level of professional service fees.

At December 31, 2002, there remain claims from three parties totaling $3,010,000 for settlements made in the Cases, $326,000 for settlements made in the deferred compensation matter and $2,384,000 for legal services and expenses paid or incurred by the same parties in connection with their defense in the Cases, and one additional claim for indemnification in a separate matter of $60,000. These amounts are included in other liabilities at December 31, 2002.

The basic (and diluted) loss per share from continuing operations of $0.46 and $0.46 for the year ended December 31, 2002 and 2000, respectively, is after the deduction of unpaid preferred dividends of $8,634,400 in 2002 and 2001. The basic (and diluted) loss per share of $0.43 in the year ended December 31, 2001 is after the $0.03 income per share from discontinued operations and compares to the basic (and diluted) loss per share of $0.46 in the year ended December 31, 2002. The basic (and diluted) loss per share is also after the deduction of $8,634,400 of unpaid preferred dividends in 2002 and 2001. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

ITEM 7.           FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CityFed Financial Corp.:

We have audited the accompanying consolidated statement of financial condition of CityFed Financial Corp. (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the consolidated financial statements, the Company is subject to a number of commitments and contingencies which raise substantial doubt about its ability to continue as a going concern. Management's plans about these matters also are described in Notes 1 and 8. Except as discussed in Note 8, the consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because of the possible material effects of the uncertainties described in the preceding paragraph, we are unable to express, and we do not express, an opinion on the consolidated financial statements referred to in the first paragraph.

/s/  Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

Providence, Rhode Island
April 16, 2003

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2002
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

ASSETS
------

Cash                                                                   $ 37
Investment securities at amortized cost
   (Fair value $4,037) (Note 3)                                       3,899
Loans receivable (Note 4)                                             1,880
Other assets                                                             53
                                                                   ---------

TOTAL ASSETS                                                        $ 5,869
                                                                   =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
   Accrued expenses                                                    $ 22
   Repurchase agreements (Note 5)                                       700
   Other liabilities (Notes 2 and 8)                                  5,780
                                                                   ---------

           Total liabilities                                          6,502
                                                                   ---------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)

STOCKHOLDERS' DEFICIENCY(Note 7):
   Preferred stock, 30,000,000 shares authorized:
      $2.10 cumulative convertible, Series B, $25 par value,
         issued and outstanding: 2,538,550                           63,464
      Series C Junior, cumulative, $.01 par value, liquidation
         preference $3.00 per share, shares issued and
         outstanding: 8,257,079                                          82
   Common stock, $.01 par value, 100,000,000 shares authorized,
      issued: 18,915,134, outstanding: 18,716,134                       188
   Additional paid-in capital                                       108,875
   Accumulated deficit                                             (172,242)
   Treasury stock (199,000 shares of common stock), at cost          (1,000)
                                                                   ---------

         Total stockholders' deficiency                                (633)
                                                                   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 5,869
                                                                   =========

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               2002                 2001
                                               ----                 ----

INCOME:
  Interest on investments                $       235          $       307
  Interest on loans                               60                    -
  Other                                            3                    -
                                         ------------         ------------

          Total income                           298                  307
                                         ------------         ------------

EXPENSES:
  Compensation and employee benefits             166                  170
  Other operating expenses                        89                  115
  Interest expense                                11                    -
                                         ------------         ------------

          Total expenses                         266                  285
                                         ------------         ------------

INCOME FROM CONTINUING
  OPERATIONS                                      32                   22

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS (Note 2)                            (60)                 628
                                         ------------         ------------

NET INCOME (LOSS)                        $       (28)         $       650
                                         ============         ============

NET LOSS AVAILABLE FOR
  COMMON STOCKHOLDERS (Note 1)           $    (8,662)         $    (7,984)
                                         ============         ============

BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE:
  From continuing operations             $     (0.46)         $     (0.46)
  From discontinued operations           $         -          $      0.03
                                         ------------         ------------
  Net loss                               $     (0.46)         $     (0.43)
                                         ============         ============

AVERAGE COMMON SHARES OUTSTANDING         18,716,134           18,715,714

DIVIDENDS PER COMMON SHARE                         -                    -

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                               Additional
                                   Preferred       Common       Paid-in     Accumulated      Treasury
                                     Stock         Stock        Capital       Deficit         Stock        Total
                                 ------------------------------------------------------------------------------------
BALANCE,
  DECEMBER 31, 2000              $63,553              188      108,868         (172,864)      (1,000)       (1,255)
                                 --------            -----    ---------       ----------     --------      --------

Conversion of Preferred Stock         (7)               -            7                -            -             -
Net income                             -                -            -              650            -           650
                                 --------            -----    ---------       ----------     --------      --------

BALANCE,
  DECEMBER 31, 2001               63,546              188      108,875         (172,214)      (1,000)         (605)

Net loss                               -                -            -              (28)           -           (28)
                                 --------            -----    ---------       ----------     --------      --------

BALANCE,
  DECEMBER 31, 2002              $63,546             $188     $108,875        $(172,242)     $(1,000)      $  (633)
                                 ========            =====    =========       ==========     ========      ========

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                             2002         2001
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                     $    368     $    245
  Operating expenses                                        (271)        (371)
  Settlement payments                                     (1,069)           -
  Other income                                                35            -
                                                        ---------    ---------

    Net cash used in operating activities                   (937)        (126)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in investment securities                        2,168          118
  Increase in loans                                       (1,892)           -
  Other - net                                                 (2)           -
                                                        ---------    ---------

    Net cash provided by investing activities                274          118
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in repurchase agreements                          700            -

    Cash provided by investing activities                    700            -
                                                        ---------    ---------


NET INCREASE (DECREASE) IN CASH                               37           (8)

CASH AT BEGINNING OF YEAR                                      0            8
                                                        ---------    ---------

CASH AT END OF YEAR                                     $     37     $      0
                                                        =========    =========

RECONCILIATION OF NET INCOME (LOSS) TO NET  CASH USED IN
  OPERATING ACTIVITIES:
  Net income (loss)                                     $    (28)    $    650
  Loss (income) from discontinued operations                  60         (628)
  Settlement payments                                     (1,069)           -
  Decrease (increase) in other assets                         18          (49)
  Increase (decrease) in accrued income and expense, net      82          (99)
                                                        ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                   $   (937)    $   (126)
                                                        =========    =========

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Basis of Presentation - Until December 8, 1989, CityFed Financial Corp. ("CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision (the "OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. Operations of City Federal, which accounted for substantially all of CityFed's operations, have been reflected as discontinued operations in the accompanying consolidated financial statements.

During February 2002, CityFed organized CFF Services Corp. ("Services"). Services is incorporated in Delaware and is a wholly-owned subsidiary of CityFed. CityFed and Services are collectively referred to herein as the Company.

CityFed's operations consist principally of attempting to resolve outstanding claims against CityFed, managing investments, and providing resources to Services to fund its operations. Services' operations consist of originating, or purchasing participations in, residential and commercial mortgage loans and financing for commercial borrowers. Services' principal market area is the states of Massachusetts and Rhode Island. The Company is considered to operate in one segment since principally all of the Company's operations relate to Services' financing activities.

Effective February 2002, the accompanying consolidated financial statements include the accounts and transactions of CityFed and Services after the elimination of all significant intercompany activity. The accompanying consolidated statements of operations have not been presented using a net interest income presentation consistent with trade practice for finance companies since a substantial portion of the Company's income was not derived from interest earned on loans during the year ended December 31, 2002.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above and in Note 8, the Company is subject to a number of commitments and contingencies that raise substantial doubt about its ability to continue as a going concern. Except as indicated in Note 8, the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, which might be determined in the near term.

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash - Cash includes cash on hand and in banks, excluding certificates of deposit and money market accounts.

Investment securities - In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are those debt securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.

Income recognition - Interest income from loans is recognized on the accrual basis. Accrual of income is suspended when a loan is delinquent for ninety days or more. Loan origination fees, net of certain direct origination costs, are deferred and amortized over the life of the loan or upon repayment of the loan as an adjustment of the yield of the related loans.

Loans receivable - Loans receivable represent the portion of loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff and are reported at their outstanding unpaid principal balances reduced by any chargeoff or specific valuation accounts, any allowance for loan losses, and deferred fees on originated or purchased loans.

Loan impairment - A loan is considered impaired when, based on available information or current events, it is probable that the Company will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. The Company measures impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that foreclosure is probable. At December 31, 2002 and for the year then ended, the Company had no impaired loans.

Allowance for loan losses - Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at December 31, 2002 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

Earnings per share - As required by SFAS No. 128, "Earnings Per Share," the Company computes basic income (loss) per common share by dividing net income
(loss), after consideration of payment of preferred dividends of $8,634,000 in each of the years ended December 31, 2002 and 2001 by the weighted average number of common shares outstanding during each period.

2.   DISCONTINUED OPERATIONS

On December 7, 1989, the OTS declared City Federal insolvent and ordered it closed. The RTC was appointed receiver to handle all matters related to City Federal. Operations of City Federal, which accounted for substantially all of CityFed's operations, have been reflected as discontinued operations. The accompanying consolidated statements of operations include a loss from discontinued operations of $60,000 for the year ended December 31, 2002, and income from discontinued operations of $628,000 for the year ended December 31, 2001, to reflect adjustments to previously estimated recorded liabilities relating to the indemnification claims associated with City Federal (see Note
8).

3.   INVESTMENT SECURITIES

At December 31, 2002, all investment securities are held-to-maturity and are summarized as follows (dollars in thousands):

                                        Principal            Carrying      Fair
                                         Amount     Cost       Value      Value
                                        ---------   ----     --------     -----

Federal agency:
  FNMA 6.0% mortgage backed
     securities final maturity
     2/1/32                               $1,825    $1,808    $1,809    $1,871
  FNMA 6.5% mortgage backed
     securities final maturity
     4/1/32                                1,749     1,768     1,765     1,841
Merrill Lynch:
  Money Market Funds                         305       305       305       305
Accrued Interest                              --        --        20        20
                                          ------    ------    ------    ------
Total                                     $3,879    $3,881    $3,899    $4,037
                                          ======    ======    ======    ======

At December 31, 2002, securities having a fair value of $742,000 and amortized cost of $720,000 were pledged to secure repurchase agreements of $700,000. Gross unrealized gains amounted to approximately $138,000.

4.   LOANS

At December 31, 2002, loans and their contractual maturities are summarized as follows (dollars in thousands):

                                     2003   2004   2005   2006   2007    TOTAL
                                     ----   ----   ----   ----   ----    -----

Residential mortgage loans                   480    582    188          $1,250
Commercial mortgage loans                           280     44     59      383
Residential construction loans                98                            98
Other commercial loans,
  Real estate secured                         25    103     33             161
Accrued interest receivable             8                                    8
                                      ---                               ------
                                        8    603    965    265     59    1,900
                                      ---    ===    ===    ===     ==   ------

Deferred loan fees                                                         (20)
                                                                        ------
Total loans, net                                                        $1,880
                                                                        ======

Loans are structured, principally, to be repaid in one lump sum at the end of the term and interest only is earned and received monthly.

It is the Company's expectation that a substantial portion of the portfolio might be renewed or repaid before contractual maturity dates. The above tabulation is, therefore, not to be regarded as a forecast of future cash collections.

At December 31, 2002, two borrowers comprise approximately 39% of total loans receivable.

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement the Company has in the financial instruments. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2002, the contractual notional amounts representing commitments to fund loans in the future totals $111,000.

5.   BORROWINGS

At December 31, 2002, the Company had borrowings totaling $700,000 under repurchase agreements with Merrill Lynch bearing interest at a rate of 2.5% settling in January, 2003. The Company paid cash for interest totaling $11,000 for the year ended December 31, 2002. No borrowings were undertaken in 2001.

6.   INCOME TAXES

The Company was the parent company of an affiliated group of corporations that filed consolidated income tax returns. On December 7, 1989, the OTS appointed the RTC as receiver for City Federal. A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created by the OTS. City Savings acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed's liability for Federal income taxes for the tax years through 1990 were calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institution created by the OTS to acquire the assets and liabilities of City Federal. For its tax years 1991 through 2002, CityFed has filed or will file its Federal income tax returns on a separate company basis, which excludes City Federal and the successor institution. (See Note 2).

At December 31, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $25,270,000 of which $18,238,000 expires in 2005 and the remaining amounts expire in various years through 2022. Operating loss carryforwards for Massachusetts and Florida state tax purposes, which expire in various years through 2008, were approximately $4,221,000, and $993,000, respectively, at December 31, 2002.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards. The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 2002 and 2001 are as follows:

                                               2002              2001
                                               ----              ----
Deferred tax assets:
  Operating loss carryforwards              $ 8,989,000      $ 8,618,000
  Other liabilities                           2,224,000        2,722,000
                                            -----------      -----------

Total deferred tax assets                    11,213,000       11,340,000
                                            -----------      -----------

Deferred tax liabilities                              -                -
                                            -----------      -----------

Net deferred tax asset before valuation
  allowance                                  11,213,000       11,340,000

Valuation allowance                          11,213,000       11,340,000
                                            -----------      -----------

Net deferred tax asset                      $         -      $         -
                                            ===========      ===========

There was a $127,000  decrease  in the  valuation  allowance  for the year ended
December 31, 2002 and a $125,000 decrease in the valuation allowance for the year ended December 31, 2001.

7.   STOCKHOLDERS' DEFICIENCY

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

The Company suspended dividend payments in July 1989. At December 31, 2002, cumulative unpaid dividends totaled $72.0 million ($28.35 per share) and $44.6 million ($5.40 per share) for the Series B and C preferred stock, respectively.

8.   COMMITMENTS AND CONTINGENCIES

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

In addition to the First and Second RTC Actions, the Notice of Charges and the "Indemnification Claims Relating to Deferred Compensation Plans" (described below), CityFed is currently aware of at least one other legal action with respect to which current or former officers, directors or employees of CityFed or its former subsidiaries have requested that CityFed advance expenses and indemnify them.

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

During January 2002, CityFed entered into Mutual Release Agreements with a number of former officers, directors and employees of CityFed or City Federal to settle in full amounts claimed for indemnification of settlement payments made, and legal fees and expenses paid or incurred in connection with defenses, in the Cases by such individuals. Settlement amounts totaling approximately $1,074,000 agreed to be paid by CityFed to such former officers, directors and employees of CityFed or City Federal during 2002 were included in other liabilities at December 31, 2001. At December 31, 2002, $5,000 remained to be paid under the settlements and is included in other liabilities. At December 31, 2002, other liabilities also included approximately $5,775,000 of estimated indemnification claims made by former officers, directors and employees of CityFed or City Federal representing $3,010,000 related to settlement payments made in the Cases, $2,379,000 related to legal services and expenses paid or incurred by such parties in connection with their defense in the Cases, $326,000 related to deferred compensation arrangements, and $60,000 related to a separate indemnification claim.

On May 19, 2000, CityFed finalized with the OTS and the FDIC a settlement ("Settlement") that settled the action described below under "Notice of Charges". Pursuant to the Settlement, the Temporary Order was dissolved, and the Escrow Agreement (as described below) was terminated. Consequently, CityFed may reorganize, perhaps involving a bankruptcy proceeding. It is anticipated that any remaining indemnification claims will be addressed prior to or as part of any such reorganization.

CityFed does not know whether all current or former officers, directors or employees of CityFed or its former subsidiaries who are or were involved in actions or proceedings will request advancement or payment of legal expenses and indemnification or, if requested, whether they will be entitled to advancement of expenses or indemnification. While CityFed believes amounts accrued in other liabilities at December 31, 2002 for remaining unpaid claims from the Cases and one additional matter referred to above are reasonable estimates, it is not possible for CityFed to estimate with accuracy the probable amount or range of liability relating to other potential indemnification claims that might be made pursuant to CityFed's Bylaws or state statutes, although the amount of such claims could be material.

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

NOTICE OF CHARGES - In the Matter of CityFed Financial Corporation, OTS Order No. AP 94-26 (June 2, 1994) - On June 2, 1994, the Office of Thrift Supervision issued a Notice of Charges ("Notice of Charges") against CityFed and against Gordon E. Allen, John W. Atherton, Jr., Edwin M. Halkyard, Alfred J. Hedden, Peter R. Kellogg, William A. Liffers and Gilbert G. Roessner ("Individual Respondents"), who are current or former directors or officers of CityFed and of CityFed's former subsidiary, City Federal.

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

     o CityFed and the Individual Respondents gave full and complete releases to the OTS and the FDIC; and

     o The OTS dissolved the Temporary Order and authorized First Union Bank to release to CityFed all of its assets remaining in the escrow account following payment of the Settlement amount to the FDIC as receiver for City Federal. Subsequently, the Escrow Agreement was terminated.

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

CityFed is aware that all of the defendants in the Second RTC Action have settled with the RTC or FDIC. CityFed has completed its own settlements, described above, with all the defendants except Peter R. Kellogg, John W. Atherton, Jr. and Michael DeFreytas, who agreed to pay $3,000,000, $5,000 and $5,000, respectively, to settle with the FDIC and such amounts are included under other liabilities at December 31, 2002.

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

CityFed has settled with all but three of the parties as part of the settlements describe above. At December 31, 2002, CityFed has included $326,000 related to the remaining claims in this matter in other liabilities.

POTENTIAL BANKRUPTCY - The CityFed is considering a filing under the Federal Bankruptcy Code to assist in resolving the claims made against it.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and accrued interest approximate their fair values. The fair values of investment securities were based on quoted market prices, where available. The fair values of loans receivable were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality, and approximate their carrying amounts. The fair values of repurchase obligations approximate their carrying amounts based on the Company's borrowing rates for similar types of borrowing arrangements. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the borrower's credit standing, and approximate their contractual notional amounts.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

A Form 8-K was filed on October 29, 2001 describing a change of accountants and is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

The current directors of CityFed are as follows:

                                        Positions Held                                      Director (2)
        Name                             With CityFed                     Age (1)            Since (2)
        ----                            --------------                    -------           ------------
Class I-Term Expired 1994

John W. Atherton, Jr.               Director, Chairman,                     60                 1987
                                    President, Chief Executive
                                    Officer and Treasurer

Class II-Term Expired 1992

Peter R. Kellogg                            Director                        59                 1984

Class III-Term Expired 1993

Edwin M. Halkyard                           Director                        68                 1988

Directors Elected by the Holders of Series B Stock

Richard N. Morash                           Director                        60                 1991

Stephen L. Ranzini                          Director                        37                 1991

------------------------------

(1) At January 31, 2003.

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

Mr. Ranzini has been, since July 1988, President and Chief Executive Officer of University Bancorp Inc. (formerly known as Newberry Bancorp Inc.), the holding company for University Bank ("Bank"), formerly known as The Newberry State Bank, now located in Ann Arbor, Michigan. Mr. Ranzini is also a director of University Bancorp, Inc. In November, 1994, he became the President of the Bank, in December 1995, he became Senior Vice President - Mortgage Banking of the Bank, in November 1997, he became President and Chairman of the Bank, and, in January 1994, became a director of the Bank. From May 1993 to present, Mr. Ranzini has also been Director and Treasurer of Michigan BIDCO, a community development lending organization, and was elected President and Chairman in January 2003 and a Director of Newco Bancorp and its predecessor, Municipal Bankers Corp., an investment company previously listed on the Toronto Stock Exchange (July 1997 to present).

CODE OF ETHICS

CityFed has adopted a code of ethics that applies to CityFed's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. It is filed as an exhibit to this Form 10-KSB.

CityFed will provide to any person without charge, upon request, a copy of such code of ethics. The request should be addressed to CityFed at the address on the cover of this Form 10-KSB.

AUDIT COMMITTEE FINANCIAL EXPERT

CityFed has not yet appointed an "audit committee financial expert" under Item 401(e) of Regulation S-B because it has not yet determined if a member of its board (which also serves as CityFed's audit committee) will meet the requirements of this rule.

EXECUTIVE OFFICERS

CityFed has no current executive officers, other than John W. Atherton, Jr. All executive officers are appointed by the Board.

See Item 1., "Description of Business," concerning the receivership of City Federal.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of CityFed's knowledge, all directors, officers and more than 10% beneficial owners of CityFed have filed all reports on Forms 3, 4 and 5 required to be filed by them for the year ended December 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Mr. Atherton received an annual salary of $135,000 during 2002 and continues to be paid at the same rate in 2003.

CityFed does not have employment agreements with any of its officers.

The following table sets forth information concerning the compensation paid or accrued by CityFed for CityFed's one officer whose aggregate compensation exceeded $100,000 in 2002.



                                                                          Annual Compensation
                                                        ------------------------------------------------------
                                                                                                Other Annual
Name and Principal                                                                              ------------
Position                                      Year          Salary($)        Bonus($)         Compensation ($)
---------------------------------------       ----          ---------        --------         ----------------
John W. Atherton, Jr.                         2002           135,000             0               23,920 (1)
Chairman, Director,                           2001           135,000             0               27,829 (1)
President, Chief Executive Officer and        2000           135,000             0               22,938 (1)
Treasurer

-------------------------------

(1) Represents amounts paid for Mr. Atherton's health insurance and for life insurance for which Mr. Atherton may designate the beneficiary.

DIRECTORS' COMPENSATION

Directors of CityFed receive a meeting fee of $1,000 for each meeting attended. In 2002, matters were addressed by the Board through unanimous written consent in accordance with Delaware law. No remuneration is paid for telephone meetings.

Directors of CityFed who are compensated as officers of CityFed do not receive separate compensation for service on the Board of Directors of CityFed.


DEFERRAL AGREEMENT DEFERRED COMPENSATION PLAN

City Federal maintained a Deferral Agreement Deferred Compensation Plan pursuant to which it administered a deferral agreement with the Company's former Chairman, Gilbert G. Roessner. Under this plan, Mr. Roessner could convert deferred compensation into stock units, each stock unit representing one hypothetical share of CityFed's Common Stock. The conversion price was based on the fair market value of the Common Stock. Unless otherwise elected, the stock units were payable in monthly installments after termination of service. Distributions were in the form of shares of common stock or, in certain circumstances, cash. In January 2002, Mr. Roessner and CityFed entered into a settlement agreement and any claim Mr. Roessner may have had that may have called one CityFed to issue shares no longer exists. Consequently, CityFed no longer reserves any shares for issuance under any stock option or deferred compensation plan, all of which plans have been terminated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Securities Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known to CityFed to own, or who may be deemed to own, beneficially more than five percent of any class of voting stock of CityFed (Common Stock, Series B Stock or Series C Stock) as of February 28, 2003. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the stock indicated. Information contained in the table is based on reports filed with or information otherwise supplied to CityFed by the listed beneficial owners.

  --------------------------------------------------------------------------------------------------
  NAME AND ADDRESS OF BENEFICIAL    NUMBER OF SHARES BENEFICIALLY         PERCENT OF CLASS
  OWNER                                      OWNED

  --------------------------------------------------------------------------------------------------
  Lehigh Financial Corp.                    1,365,000(1)              7.29  percent  of the Common
  950 Stuyvesant Avenue                                               Stock
  Union, New Jersey  07083

  Glenn F. Woo                              1,776,435(2)              7.25  percent  of the Common
  10 Exchange Place                                                   Stock  and 5.09  percent  of
  Jersey City, New Jersey  07302                                      the Series C Stock

  Stephen L. Ranzini                          445,800(3)              17.56  percent of the Series
  959 Maiden Lane                                                     B Stock
  Ann Arbor, Michigan  48105

  James R. Connacher                          452,550                 1.59  percent  of the Common
  514 St. Clair Avenue East                                           Stock  and 6.12  percent  of
  Toronto, Ontario, Canada M4                                         the Series B Stock

  Frank A. Constantini                        452,550                 1.59  percent  of the Common
  41 Glen Road                                                        Stock  and 6.12  percent  of
  Toronto, Ontario, Canada M4                                         the Series B Stock

  Peter T. Hyland                             450,050                 1.59  percent  of the Common
  129 Oarfield Avenue                                                 Stock  and 6.12  percent  of
  Toronto, Ontario, Canada M4                                         the Series B Stock

  Philadelphia Bourse, Inc.                 1,756,292                 21.27  percent of the Series
  Suite 120                                                           C Stock
  4601 Forbes Boulevard
  Lanham, Maryland 20706-4313
  --------------------------------------------------------------------------------------------------

(1) Represents shares of Common Stock. This information is based on the most recent Schedule 13D filed by Lehigh Financial Corp. dated January 23, 1989.

(2) Includes 1,356,323 shares of Common Stock and 420,112 shares of Series C Stock purchased by Mr. Woo on November 20, 1990. This information is based on the Schedule 13D filed by Mr. Woo on February 25, 1991.

(3) 126,970 of such shares of Series B Stock are held by the Clare Family Trust and 318,830 of such shares of Series B Stock are held by Stephen L. Ranzini. The aggregate number of shares of Preferred Stock deemed to be beneficially owned by Stephen Lange Ranzini is 445,800. Of such shares, he has sole voting and dispositive power as to 318,830 shares held in his own name, and he holds voting and dispositive power, as to 126,970 shares held by the Trust. This information is based on an amended Schedule 13D filed by Stephen L. Ranzini on February 3, 2003.

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

Common Stock
------------

                                     Number of Shares           Percent
   Name                             Beneficially Owned          of Class
   ----                             ------------------          --------

   John W. Atherton, Jr.                31,105 (2)                  (1)
   Edwin M. Halkyard                     2,500 (3)                  (1)
   Peter R. Kellogg                      8,824 (4)                  (1)
   Richard N. Morash                    97,502                      (1)
   Stephen L. Ranzini                        0                       0

   All Directors and Officers as
   a Group                             139,931 (2)                  (1)
   (5 Persons)
----------------------------

(1)  Less than 1.0%.

(2) Includes 19,169 shares held by Mr. Atherton's wife and 7,168 shares held in custodial accounts for Mr. Atherton's children with respect to which Mrs. Atherton is custodian.

(3)  Held jointly with Mr. Halkyard's wife.

(4)  Held by a trust of which Mr. Kellogg is trustee.

Series C Stock
--------------

                                     Number of Shares           Percent
   Name                             Beneficially Owned          of Class
   ----                             ------------------          --------

   John W. Atherton, Jr.                 4,402 (2)                  (1)

   Edwin M. Halkyard                         0                       0
   Peter R. Kellogg                    379,888 (3)                 4.60
   Richard N. Morash                    49,511                      (1)
   Stephen L. Ranzini                        0                       0

   All Directors and Officers as
   a Group                             433,801                     5.25
   (5 Persons)
----------------------------

(1)  Less than 1.0%.

(2) Includes 4,402 shares held in custodial accounts for Mr. Atherton's children with respect to which Mr. Atherton's wife is custodian.

(3) Includes 379,888 shares held by two trusts of which Mr. Kellogg is a trustee. This information is based on the Schedule 13D filed by Mr. Kellogg on February 14, 1991.

Series B Stock
--------------

                                     Number of Shares           Percent
   Name                             Beneficially Owned          of Class
   ----                             ------------------          --------

   John W. Atherton, Jr.                   150                      (1)
   Edwin M. Halkyard                         0                       0
   Peter R. Kellogg                          0                       0
   Richard N. Morash                         0                       0
   Stephen L. Ranzini                  445,800 (2)               17.56

   All Directors and Officers as
   a Group                             445,950 (2)               17.57
   (5 Persons)
----------------------------

(1)  Less than 1.0%.

(2) 126,970 of such shares of Series B Stock are held by the Clare Family Trust. This information is based on a Schedule 13D filed by Mr. Ranzini dated February 3, 2003.

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

(14) Code of Ethics

(21) Subsidiaries of CityFed.

(b)  Reports on Form 8-K.

     None

ITEM 14.  CONTROLS AND PROCEDURES

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CITYFED FINANCIAL CORP.


Date: April 28, 2003               By: /s/ John W. Atherton, Jr.
                                       -----------------------------------------
                                       John W. Atherton, Jr.
                                       President, Chief Executive Officer and
                                       Treasurer (Principal Executive and
                                       Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John W. Atherton, Jr.                       April 28, 2003
--------------------------
John W. Atherton, Jr.
Chairman, President, Chief Executive
Officer, Treasurer and
Director (Principal Executive,
Financial and Accounting Officer)

/s/ Peter R. Kellogg                            April 14, 2003
--------------------------
Peter R. Kellogg
Director

/s/ Richard N. Morash                           April 14, 2003
--------------------------
Richard N. Morash
Director

/s/ Stephen L. Ranzini                          April 14, 2003
--------------------------
Stephen L. Ranzini
Director

                                  CERTIFICATION

I, John W. Atherton, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002 of CityFed Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  CITYFED FINANCIAL CORP.

                                  By: /s/ John W. Atherton, Jr.
                                      -------------------------------------
                                      John W. Atherton, Jr.
                                      President, Chief Executive Officer
                                        and Treasurer (Principal Executive
                                        and Principal Financial Officer)

Date:  April 28, 2003



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CityFed Financial Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  April 28, 2003

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

     14   Code of Ethics

     21   Subsidiaries of CityFed.

(b)  Reports on Form 8-K.

     None

                                   EXHIBIT 11

CityFed Financial Corp.
Statement Regarding the Computation of Basic Loss Per Common Share

For the Years Ended December 31, 2002 and 2001

                                                     YEAR ENDED DECEMBER 31,

                                                   2002                2001
                                                   ----                ----
Computation of Basic Loss Per Share:
Weighted average number of shares outstanding   18,716,134          18,715,714
                                                ==========          ==========
Income (loss) applicable to common stock:(1)
From Continuing Operations                     $(8,602,000)        $(8,612,000)
                                               ============        ============
From Discontinued Operations                      $(60,000)           $650,000
                                                  =========           ========
Net Loss                                       $(8,662,000)        $(7,984,000)
                                               ============        ============
Basic loss per share:
From Continuing Operations                          $(0.46)             $(0.46)
                                                    =======             =======
From Discontinued Operations                        $    -              $(0.03)
                                                    =======             =======
Net Loss                                            $(0.46)             $(0.43)
                                                    =======             =======

-----------------------------------------

(1) Losses applicable to common stock are net of preferred stock dividends for the years ended December 31, 2002 and 2001 in the amount of $8,634,000, and $8,634,000, respectively.

                                   Exhibit 14

                             CITYFED FINANCIAL CORP.

                       Code of Business Ethics and Conduct

                            Adopted November 8, 2002

     CityFed Financial Corp. (the "Company") desires to be a responsible member of the various communities in which it does business and to assure the welfare of those dependent upon the continuation of the Company's good health, namely its shareholders, employees, customers and suppliers. It is the policy of the Company to comply with all laws and to conduct its business in keeping with the highest moral, legal, ethical and financial reporting standards. The Company's policies apply equally to employees at all levels.

     The Company welcomes and appreciates the efforts of employees who communicate violations or suspected violations of this Code of Business Ethics and Conduct (the "Code"), and will not tolerate any form of retaliation against individuals who in good faith report possible misconduct even if, upon investigation, their suspicions prove to be unwarranted. All officers and managers of the Company are responsible for communicating and implementing these policies within their specific areas of supervisory responsibility. The Company's Board of Directors (the "Board") has the ultimate authority to determine, in its sole discretion, remedial steps in situations involving actual or potential conflicts of interest.

     Of course, no code of conduct can replace the thoughtful behavior of an ethical director, officer or employee, and the Company relies upon each individual within the organization to act with integrity, to use good judgment and to act appropriately in any given situation. Nevertheless, we believe that this Code can help focus our Board and management on areas of ethical risk, provide guidance to our personnel to help them to recognize and deal with ethical issues and help to foster a culture of honesty and accountability. We encourage each member of our Board and management and each of our other employees to carefully review this Code, ask any questions regarding the policies and procedures embodied in this Code to ensure that you understand each such policy and procedure and the overall intent of the Code, and to make every effort to remain in full compliance with both the letter and spirit of this Code.

     Without limiting the generality of the above, the following presents the Company's policy on specific topics concerning business ethics and legal compliance.

Conflicts of Interest
---------------------

1. The Company's officers, directors and employees have a duty to be free of conflicting interests that might influence their decisions when representing the Company. Consequently, as a general matter, our directors, officers and employees are not permitted to maintain any conflict of interest with the Company, and should make every effort to avoid even the appearance of any such conflict. A "conflict of interest" occurs when an individual's private interest interferes in any way - or even appears to interfere - with the Company's interests as a whole. A conflict of interest can arise when a director, officer or employee take actions or has interests that may make it difficult to perform his or her company work objectively and effectively or when a director, officer or employee or a member of his or her family receives any improper personal benefits as a result of his or her position in the Company. Any officer or employee who believes that he or she may have a potential conflict of interest must report his or her concerns to the Board immediately. Any individual director who believes that he or she has a potential conflict of interest must immediately report his or her concerns to the Chairman of the Board.

2. Without limiting the generality of this Code's prohibition on conflicts of interest involving the Company's officers, directors and employees, it should be noted that:

     a. our dealings with suppliers, customers, contractors and other should be based solely on what is in the Company's best interest, without favor or preference to any third party, including close relatives;

     b. employees who deal with or influence decisions of individuals or organizations seeking to do business with the Company shall not own interests in or have other personal stakes in such organizations that might affect the decision-making process and/or the objectivity of such employee;

     c. employees shall not do business with close relatives on behalf of the Company unless expressly authorized in writing after the relationship has been disclosed;

     d. personal loans by the Company to any such persons or to members of their respective families, or any guaranty by the Company of any such loans, are of special concern as potential sources of conflict and, as such, are strictly prohibited; and

     e. unless approved in writing, our directors, officers and employees, while representing the Company, shall not accept or attempt to accept costly entertainment or gifts from third parties connected with the Company or its business or with whom the Company directly or indirectly does, has or is seeking to do business. The following direct and indirect forms of compensation are strictly prohibited:

          o    separate individual payment or commission arrangements;

          o    personal loans or services;

          o    excessive entertainment and travel; and

          o    gifts of more than nominal value.

          Where such gifts are unavoidable because of local custom, they should be reported to the appropriate Vice President, who may consult with the Ethics Committee on such matter, for a determination whether, or to the extent to which, they may properly be considered the personal property of the recipient.

Corporate Opportunities
-----------------------

3. Each of our directors, officer and employees holds a personal duty to the Company to advance the Company's legitimate business interests when the opportunity so arises. In light thereof, no officer, director or employee is permitted under any circumstances to (a) take for themselves personally opportunities, whether for economic gain or otherwise, that such person discovers thought the use of the Company's corporate property or information or such person's position with the Company, (b) use any of the

     Company's corporate property, information or his or her position with the Company for personal gain, or (c) compete with the Company in any manner.

     Confidentiality/Insider Information

4. It is imperative that our directors, officer and employees safeguard confidential information including, but not limited to information regarding transactions contemplated by the Company and the Company's finances, business, computer files, employees, present and prospective customers, suppliers and stockholders.

5. As noted above, no officer, director or employee of the Company may in any manner use his or her position with the Company or any information obtained in connection therewith for his or her personal gain. Your obligations to the Company in this regard within the context of non-public, or "insider" information regarding the Company compel particular emphasis. Directors, officers and employees must not disclose or use or attempt to use "confidential" or "insider" information to further their own interests or for personal gain, economic or otherwise. "Insider information" is non-public information that could affect the market price of our stock or influence investment decisions. Our officers, directors and employees are prohibited from disclosing or using for personal gain, whether through the purchase or sale of our publicly traded securities or otherwise and are urged to avoid even the appearance of having disclosed or used non-public information in this manner. You should be aware that so using information not yet generally available to the public may, in some instances, be a violation of criminal and/or civil law.

     Protection and Proper Use of Other Company Assets

6. All of our directors, officers and employees should endeavor at all times to protect our Company assets and ensure their efficient use. Theft, carelessness and waste have a direct impact on our profitability; corporate assets should be used only for legitimate business purposes and in an otherwise responsible and reasonably efficient manner.

     Fair Dealing

7. Although other sections of this Code specifically address your compliance applicable laws and regulations and other standards, as a general matter, all of our directors, officers and employees shall endeavor under all circumstances to deal fairly with our customers, suppliers, competitors and other employees. No director, officer or employee of the Company shall take unfair advantage in the context of his or her position with the Company of any other person or entity through manipulation, concealment, abuse of privileged information, misrepresentation of material fact or any other unfair-dealing practice.

     Compliance with Laws and Regulations

8. The Company and its employees shall comply with all laws and regulations applicable to its business, including, but not limited to, the following:

     a. Antitrust - This specifically includes antitrust and related laws designed to protect against illegal restraint of competition. The
          Company will not engage or attempt to engage in agreements with competitors or suppliers to fix or illegally discriminate in pricing, or participate or attempt to participate in any form of bid rigging.

     b. Applicability of United States Laws and Ethical Standards to Foreign Activities - It must be recognized that the Company is a U.S. Corporation and that actions taken outside the U.S., whether by non-U.S. personnel or by U.S. personnel operating internationally which may be in conformance with local custom, are often viewed against permissible American standards of conduct. Accordingly, in instances where U.S. laws, regulations and standards relating to ethical conduct are more restrictive than those of a particular locality outside the U.S., conduct should be governed by U.S. standards.

     Illegal or Unethical Payments

9. The Company does not permit illegal, improper, corrupt or unethical payments to be made in cash, property, or services by or on behalf of the Company in order to secure or retain or attempt to secure or retain business or other advantages, including, but not limited to, payments to any employee of a customer or supplier of the Company for the purpose of influencing that employee's actions with respect to his employer's business. Such payments may constitute a crime in most U.S. and foreign jurisdictions. In jurisdictions where they are not so considered, they are regarded by the Company as unethical payments. Sales agents and representatives of the Company are required to follow the provisions of this Code in their dealings on behalf of the Company.

     a. Public Officials - Reasonable business entertainment, such as lunch, dinner, or occasional athletic or cultural events may be extended to government officials, but only where permitted by local law.

     b. Customers and Others - Business entertainment that is reasonable in nature, frequency and cost is permitted, as is the presentation of modest gifts in instances where such are customary. Because no clear guidelines define the point at which social courtesies escalate to, and may be regarded as, improper or unethical payments, extreme care must be taken in this regard.

     c. Form of Payments of Amounts Due Agents, Representatives, and Others - All payments for commissions or other similar obligations are to be paid by a Company check or draft, bank wire transfer, or other authorized means, and shall, in each case, be made payable to the order of the recipient or his authorized agent. The use of currency or other forms of "cash" payments is not acceptable.

     Accounting and Financial Reporting Standards

10. We have implemented and will comply with generally accepted accounting principles for entries on our books and records. Entries will be properly authorized, complete, and accurate and will reflect the transactions to which they relate. No false, artificial, misleading or deceptive entries will be made for any reason. No employee of the Company shall provide false information to, or otherwise mislead, our independent or internal auditors.

11. Bank or other accounts shall be fully accounted for and accurately described in our records.

     Media Inquiries

12. Occasionally, employees may receive an inquiry from a media representative requesting information or comment on some aspect of the Company's affairs. Such questions must be referred to President.

     Political Activities

13. Employees are encouraged to participate in political activities as they see fit, on their own time and at their own expense. The Company will not compensate or reimburse employees for such activities.

14. The Company will not contribute anything of value to political parties, candidates for public office or elected officials, except in jurisdictions where such contributions are legal AND approved by our CEO. Furthermore, no corporate asset may be used without such approval in support of any organization whose political purpose is to influence the outcome of a referendum or other vote of the electorate on public issues.

     Discipline

15. Any employee who violates or attempts to violate this Code or any other formal policies and/or our may be subject to disciplinary action, up to and including termination.

     Periodic Review and Revision

16. Management reserves the right to amend and revise this Code in its sole discretion. Employees will be promptly apprised of any changes to the policies, procedures and obligations set forth herein.

     Reporting Obligation

17. It is the responsibility of each of our employees who has knowledge of misappropriation of funds, activities that may be of an illegal nature, or other incidents involving company loss, waste, and abuse or other violations of this Code to report, in good faith, the situation to the Board.

                                   EXHIBIT 21

LIST OF SUBSIDIARIES

CFF Services Corp. (Delaware)