Form 10QSB
period 2003-03-31
CITYFED FINANCIAL CORP
filed 2003-05-15
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 2003, the number of shares of outstanding common stock was 18,716,134.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2003 and December 31, 2002
(Dollars in Thousands)
                                                       March 31,    December 31,
                                                         2003          2002
                                                         -----         ----
                                                      (Unaudited)
                                                      -----------

ASSETS

 Cash                                                 $     225    $      37
 Investment securities at amortized cost
  (Fair value $3,292 in 2003 and $4,037 in 2002)          3,165        3,899
 Loans receivable                                         2,548        1,880
 Other assets                                                52           53
                                                      ----------   ----------

TOTAL ASSETS                                          $   5,990    $   5,869
                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
 Accrued expenses                                     $      22    $      22
 Repurchase agreements                                      800          700
 Other liabilities                                        5,741        5,780
                                                      ----------   ----------

        Total liabilities                                  6,563       6,502
                                                      ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, 30,000,000 shares authorized:
    $2.10 cumulative convertible, Series B, $25
      par value, issued and outstanding: 2,538,550
      in 2003 and 2002                                    63,464      63,464
    Series C Junior, cumulative, $.01 par value,
      liquidation preference $3.00 per share,
      issued and outstanding: 8,257,079 in 2003
      and 2002                                                82          82
  Common stock, $.01 par value, 100,000,000 shares
    authorized, issued:  18,915,134 in 2003 and 2002,
    outstanding: 18,716,134 in 2003 and 2002                 188         188
  Additional paid-in capital                             108,875     108,875
  Accumulated deficit                                   (172,182)   (172,242)
  Treasury stock (199,000 shares of common stock)         (1,000)     (1,000)
                                                      -----------  ----------

      Total stockholders' deficiency                        (573)       (633)
                                                      -----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $    5,990   $   5,869
                                                      ==========   ==========

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS Three months ended March 31, 2003 and 2002 (Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                       2003          2002
                                                       ----          ----

INCOME:
  Interest on investments                           $     50       $     51
  Interest on loans                                       57              -
  Other income                                             -              -
                                                    ---------      ---------

    Total income                                         107             51
                                                    ---------      ---------

EXPENSES:
  Compensation and employee benefits                      42             43
  Other operating expenses                                12             33
  Interest expense                                         4              -
                                                    ---------      ---------

    Total expenses                                        58             76
                                                    ---------      ---------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS              49            (25)

NET INCOME FROM DISCONTINUED OPERATIONS                   11              -
                                                    ---------      ---------

NET INCOME (LOSS)                                   $     60       $    (25)
                                                    =========      =========

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS
                                                    $ (2,098)      $ (2,183)
                                                    =========      =========

BASIC AND DILUTED LOSS PER COMMON SHARE:

  From continuing operations                        $  (0.11)      $  (0.12)
  From discontinues operations                      $  (0.00)      $  (0.00)
  Net loss                                          $  (0.11)      $  (0.12)
                                                    =========      =========

AVERAGE COMMON SHARES OUTSTANDING                 18,716,134     18,716,134

DIVIDENDS PER COMMON SHARE                                 -              -

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLISDATED STATEMENTS OF CASH FLOWS Three months ended March 31, 2003 and
2002
(Dollars in Thousands)
(Unaudited)

                                                          2003         2002
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest received                                   $    104     $    124
    Operating expenses                                       (57)         (69)
    Other income                                               -            -
    Settlement payments                                      (28)      (1,069)
                                                        ---------    ---------

      Net cash provided by (used in) operating
        activities                                            19       (1,014)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in investment securities                        731        1,017
    Increase in loans                                       (662)           -
                                                        ---------    ---------

      Net cash provided by investing activities               69        1,017
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in repurchase agreements                        100            -
                                                        ---------    ---------

      Cash provided by financing activities                  100            -
                                                        ---------    ---------

NET INCREASE IN CASH                                         188            3

CASH AT BEGINNING OF PERIOD                                   37            0
                                                        ---------    ---------

CASH AT END OF PERIOD                                   $    225     $      3
                                                        =========    =========

RECONCILIATION OF NET INCOME (LOSS) TO NET
    CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:
    Net income (loss)                                   $     60     $    (25)
    Gain from discontinued operations                        (11)           -
    Settlement payments                                      (28)      (1,069)
    Decrease (increase) in other assets                        4           (1)
    (Increase) decrease in accrued income
      and expense, net                                        (6)          81
                                                        ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                          $     19     $ (1,014)
                                                        =========    =========

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2003 (UNAUDITED)

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

      As a result of the receivership of City Federal, CityFed has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. CityFed's financial statements at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. At March 31, 2003, CityFed's business activities consisted primarily of attempting to resolve outstanding indemnification claims against CityFed, the management of investments, and mortgage and real estate related investments as described below.

      During February 2002, CityFed organized CFF Services Corp. ("Services"). Services is incorporated in Delaware and is a wholly owned subsidiary of CityFed. The consolidated financial statements include the accounts and transactions of CityFed and Services (collectively referred to herein as the "Company") after elimination of all intercompany activity. At the end of March 31, 2003, Services held $2,548,000 of real estate-related assets.

      The consolidated financial statements have been prepared assuming the Company will continue as a going concern although, as discussed above and in Note 4, CityFed is subject to a number of commitments and contingencies that raise substantial doubt about its ability to do so. Except as indicated in Note 4, the consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties which may be determined in the near term.

      Services originates, or purchases participations in, residential and commercial in first and second mortgage loans, loans secured by real estate loans, and other real estate related loans. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis of the underlying characteristics of the borrower, his business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk and is priced accordingly. The normal location of the collateral is the in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

2. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CityFed's Form 10-KSB for the year ended December 31, 2002 ("2002 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results and financial position for the periods presented.

3. In July 1989, CityFed's Board of Directors suspended the payment of dividends on all three currently outstanding series of CityFed's stock. These include CityFed's common stock, $0.01 par value per share ("Common Stock"), on which CityFed had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of CityFed's preferred stock are cumulative. At March 31, 2003, dividends in arrears were $73.3 million and $45.4 million on CityFed's Series B and Series C Stock, respectively.

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

      During January 2002, CityFed entered into Mutual Release Agreements with a number of former officers, directors and employees of CityFed or City Federal to settle in full amounts claimed for indemnification of settlement payments made, and legal fees and expenses paid or incurred in connection with defenses, in the Cases by such individuals. At March 31, 2003, other liabilities include approximately $5,741,000 of estimated indemnification claims made by former officers, directors and employees of CityFed or City Federal representing $3,010,000 related to settlement payments made in the Cases, $2,344,000 related to legal services and expenses paid or incurred by such parties in connection with their defense in the Cases, $326,000 related to deferred compensation arrangements, and $60,000 related to a separate indemnification claim.

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

      CityFed does not know whether all current or former officers, directors or employees of CityFed or its former subsidiaries who are or were involved in actions or proceedings will request advancement or payment of legal expenses and indemnification or, if requested, whether they will be entitled to advancement of expenses or indemnification. While CityFed believes amounts accrued in other liabilities at March 31, 2003 for remaining unpaid claims from the Cases and one additional matter referred to above are reasonable estimates, it is not possible for CityFed to estimate with accuracy the probable amount or range of liability relating to other potential indemnification claims that might be made pursuant to CityFed's Bylaws or state statutes, although the amount of such claims could be material.

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

      For additional information concerning the First RTC Action and the Second RTC Action see CityFed's 2002 Form 10-KSB.

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

      CityFed has settled with all but three of the parties as part of the settlements describe above. At March 31, 2003, CityFed has included $326,000 related to the remaining claims in this matter in other liabilities.

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

      Potential Bankruptcy - CityFed is considering, but not currently actively pursuing, a filing under the Federal Bankruptcy Code to assist in resolving the claims made against it.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

      Since its determination to rely on Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended ("1940 Act"), CityFed has continued to invest in high grade money market instruments and has made investments in pass-through certificates issued by federally sponsored agencies in addition to its investment in Services and Services' investments. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, the expenses of the small office maintained by CityFed and the related office operating expenses, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, The Company has one full-time employee and one office.

      The Company believes that it can satisfy its cash requirements for its next twelve months of operations from its existing assets or by utilizing borrowing arrangements secured by its investments. During such period, the Company does not expect to purchase or sell plant or significant equipment, nor does the Company intend to significantly change its number of employees.

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

Liquidity and Capital Resources

      At March 31,  2003,  the  Compny  had  approximately  $5,990,000  in total assets, $6,563,000 in total liabilities and $573,000 in negative stockholders' equity. At December 31, 2002, the Company had approximately $5,869,000 in total assets, $6,502,000 in total liabilities and $633,000 in negative stockholders' equity. However, as discussed in Note 4 to the Notes and under Item 1., "Description of Business - Potential Obligations of CityFed" in the Company's 2002 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed the Company's assets.

      While the Company's liquidity is expected to be sufficient to meet expected litigation and administrative expenses over the next twelve months, any substantial indemnification expense, settlement or judgment could reduce liquidity to a level that would jeopardize the continuation of the Company's activities. However, as a result of accruals to other liabilities to reflect the items described under Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2002 Form 10-KSB, the Company currently has a negative net worth and it is unlikely that CityFed will be able to achieve a positive net worth in the foreseeable future. Although management believes that the Company's current level of accruals are sufficient, no assurances can be given that the amounts established will be adequate, that any ultimate resolution of the claims will not result in substantial amounts being incurred or that further claims will not be asserted.

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

Results of Operations

      CityFed recorded a net income from continuing operations for the three months ended March 31, 2003 of $49,000. This compares to a net loss from continuing operations in the amount of $25,000 for the three months ended March 31, 2002. There was income of $11,000 from discontinued operations for the three months ended March 31, 2003. There was no income or loss from discontinued operations in the three months ended March 31, 2002.

      Interest on investments was $50,000 for the three months ended March 31, 2003 compared to $51,000 for the three months ended March 31, 2002 due to investing in higher yielding FNMA pass-through securities in the 2003 period. Interest on loans for the three months ended March 31, 2003 was $57,000. There was no interest on loans in the three months ended March 31, 2002. Total expenses of $58,000 for the three months ended March 31, 2003 were less than the $76,000 for the same period in 2002 due primarily to a lower level of professional service fees.

      At March 31, 2003, there remain claims from five parties totaling $3,010,000 for settlements made in the Cases, $326,000 for settlements made in the deferred compensation matter and $2,344,000 for legal services and expenses paid or incurred by the same parties in connection with their defense in the Cases. See Note 4 above and Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2002 Form 10-KSB. These amounts are included in other liabilities at March 31, 2003 and are unchanged from December 31, 2002.

      The basic (and diluted) loss per common share from continuing operations of $0.11 and $0.12 for the three months ended March 31, 2003 and 2002, respectively, is after the deduction of unpaid preferred dividends of $2,158,000 in both periods. The basic (and diluted) loss per common share from discontinues operations was $0.00 and $0.00 for the quarters ended March 31, 2003 and 2002. The basic (and diluted) loss per common share of $0.11 and $0.12 for the quarters ended March 31, 2003 and 2002, respectively, is after the deduction of unpaid preferred dividends of $2,158,000 in both periods. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

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

      Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of March 31, 2003, the aggregate deficiency on the Series B Stock was approximately $73.3 million and the aggregate deficiency on the Series C Stock was approximately $45.4 million.

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

Date:  May 13, 2003

                                  CERTIFICATION

I, John W. Atherton, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended March 31, 2003 of CityFed Financial Corp.;

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

Date:  May 13, 2003


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CityFed Financial Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  May 13, 2003

                                                                      Exhibit 11


                             CityFed Financial Corp.
              Statement Regarding the Computation of Per Share Loss


                                                          Three months ended
                                                               March 31,
                                                               ---------

                                                          2003           2002
                                                          ----           ----
 Computation of Loss Per Share:


 Weighted average number of common shares
    outstanding                                        18,716,134    18,716,134

 Loss applicable to common stock:(1)

  From continuing operations                          $(2,109,000)  $(2,183,000)
                                                      ============  ============
  From discontinued operations                        $    11,000   $         -
                                                      ============  ============
  Net loss                                            $(2,098,000)  $(2,183,000)
                                                      ============  ============

 Basic and diluted loss per common share:

  From continuing operations                              $ (0.11)      $ (0.12)
  From discontinues operations                            $ (0.00)      $ (0.00)
  Net loss                                                $ (0.11)      $ (0.12)
                                                      ============  ============







--------
(1) Losses applicable to Common Stock include unpaid preferred stock dividends for the three months ended March 31, 2003 and 2002 in the amount of $2,158,000.