Form 10QSB
period 2003-06-30
CITYFED FINANCIAL CORP
filed 2003-08-25
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2003, the number of shares of outstanding common stock was 18,716,134.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
June 30, 2003
(Dollars in Thousands)
                                                   June 30, 2003
                                                    (Unaudited)

ASSETS
------

  Cash                                              $    139
  Investment securities at fair value                  2,741
  Loans receivable                                     3,307
  Other assets                                             5
                                                    --------
TOTAL ASSETS                                        $  6,192

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  Accrued expenses                                  $     14
  Repurchase agreements                                  875
  Other liabilities                                    5,741
                                                    --------

      Total liabilities                                6,630
                                                    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, 30,000,000 shares authorized:
     $2.10 cumulative convertible, Series B, $25
          par value, issued and outstanding:
          2,538,550                                   63,464
     Series C Junior, cumulative, $.01 par value,
          liquidation preference $3.00 per share,
          issued and outstanding: 8,257,079               82
   Common stock, $.01 par value, 100,000,000
     shares authorized, issued:  18,915,134,
          outstanding: 18,716,134                       188
   Additional paid-in capital                        108,875
   Accumulated other comprehensive income,
     unrealized holding gains on securities               108
   Accumulated deficit                              (172,155)
   Treasury stock, at cost (199,000 shares of
     common stock)                                    (1,000)
                                                    --------

      Total stockholders' deficiency                   (438)
                                                    --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $  6,192
                                                    --------

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 30, 2003 and 2002
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                     Three Months Ended         Six Months Ended
                                                     ------------------         ----------------
                                                          June 30,                  June 30,
                                                          --------                  --------
                                                        2003         2002         2003         2002
                                                        ----         ----         ----         ----
INCOME:
  Interest on investments                         $       42   $       54   $       92   $      105
  Interest on loans                                       67           -           124           -
  Other income                                             1            3            1            3
                                                  ----------   ----------   ----------   ----------

    Total income                                         110           57          217          108
                                                  ----------   ----------   ----------   ----------

EXPENSES:
  Compensation and employee benefits                      43           42           85           85
  Other operating expenses                                31           25           43           58
  Interest expense                                         9           -            13           -
                                                  ----------   ----------   ----------   ----------

    Total expenses                                        83           67          141          143
                                                  ----------   ----------   ----------   ----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS              27          (10)          76          (35)

NET INCOME FROM DISCONTINUED OPERATIONS                   -            -            11           -
                                                  ----------   ----------   ----------   ----------

NET INCOME (LOSS)                                         27          (10)          87          (35)
                                                  ----------   ----------   ----------   ----------

OTHER COMPREHENSIVE INCOME
  Unrealized gain on investment securities                106          -           106           -
  transferred to available-for-sale
  Unrealized gain on available -for-sale                   2           -             2           -
                                                  ----------   ----------   ----------   ----------
  securities

COMPREHENSIVE INCOME (LOSS)                       $      135   $      (10)  $      195   $      (35)
                                                  ==========   ==========   ==========   ==========

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS
                                                  $   (2,131)  $   (2,168)  $   (4,230)  $   (4,352)
                                                  ==========   ==========       ======   ==========

BASIC AND DILUTED LOSS PER COMMON SHARE:

  From continuing operations                      $    (0.11)  $    (0.12)  $    (0.23)  $    (0.23)
  From discontinued operations                    $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
  Net loss                                        $    (0.11)  $    (0.12)  $    (0.23)  $    (0.23)
                                                  ==========   ==========   ==========   ==========

AVERAGE COMMON SHARES OUTSTANDING
                                                  18,716,134   18,716,134   18,716,134   18,716,134

DIVIDENDS PER COMMON SHARE                                 -            -

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2003 and 2002
(Dollars in Thousands)
(Unaudited)

                                                             2003        2002
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                        $   218    $   197
   Operating expenses                                           (96)       (153)
   Other income                                                   1          3
   Settlement payments                                          (28)     (1,069)
                                                            -------    -------
     Net cash provided by (used in) operating activities         95      (1,022)
                                                            -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investment securities                          1,260        158
   Increase in loans                                         (1,423)        --
   Other                                                         (5)        (2)
                                                            -------    -------

     Net cash (used in) provided by investing  activities      (168)       156
                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in repurchase agreements                            175        875
                                                            -------    -------
     Cash provided by financing activities                      175        875
                                                            -------    -------
NET INCREASE IN CASH                                            102          9

CASH AT BEGINNING OF PERIOD                                      37          0
                                                            -------    -------
CASH AT END OF PERIOD                                       $   139    $     9
                                                            -------    -------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                        $    87    $   (35)
   Gain from discontinued operations                            (11)        --
   Settlement payments                                          (28)     (1,069)
   Decrease (increase) in other assets                           54         (2)
   (Increase) decrease in accrued income and expense, net        (7)        84
                                                            -------    -------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                $    95    $ (1,022)
                                                            -------    -------
See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

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

     As a result of the receivership of City Federal, CityFed has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. CityFed's financial statements at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. At June 30, 2003, CityFed's business activities consisted primarily of attempting to resolve outstanding indemnification claims against CityFed, the management of investments, and mortgage and real estate related investments as described below.

     During February 2002, CityFed organized CFF Services Corp. ("Services"). Services is incorporated in Delaware and is a wholly owned subsidiary of CityFed. The consolidated financial statements include the accounts and transactions of CityFed and Services (collectively referred to herein as the Company) after elimination of all intercompany activity. At the end of June 30, 2003, Services held $3,442,000 of real estate-related assets.

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern although as discussed above and in
     Note 5, CityFed is subject to a number of commitments and contingencies that raise substantial doubt about its ability to do so. Except as indicated in Note 5, the consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties which may be determined in the near term.

     Services originates, or purchases participations in, residential and commercial first and second mortgage loans, loans secured by real estate loans, and other real estate related loans. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis of the underlying characteristics of the borrower, his business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk and is priced accordingly.

     The normal location of the collateral is in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

     Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at June 30, 2003 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

2. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CityFed's Form 10-KSB for the year ended December 31, 2002 ("2002 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results and financial position for the periods presented.

3. In July 1989, CityFed's Board of Directors suspended the payment of dividends on all three currently outstanding series of CityFed's stock. These include CityFed's common stock, $0.01 par value per share ("Common Stock"), on which CityFed had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of CityFed's preferred stock are cumulative. At June 30, 2003, dividends in arrears were $74.6 million and $46.2 million on CityFed's Series B and Series C Stock, respectively.

4 The Company reclassified its investments in mortgage backed securities from held-to-maturity to available for sale as of June 1, 2003, in response to a change in business strategy approved by the Board of Directors. As a result of the change in business strategy, the Company no longer has the positive intent to hold the securities to maturity but rather has the intent to hold them for an indefinite period. The necessity for the change in business strategy was not previously anticipated by the Company. Prior to June 1, 2003, the securities were recorded at amortized cost in investments. The unrealized holding gain of $107,000 existing at that date has been added to the carrying value of investments and recognized in other comprehensive income. The change in fair value during June is excluded from earnings and recorded as a component of other comprehensive income. Unrealized holding gains on such securities which were added to stockholders' equity during June were $1,000. The amortized cost of the investment securities at June 30, 2003 was $2,633,000.

5.   COMMITMENTS AND CONTINGENCIES

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

     During January 2002, CityFed entered into Mutual Release Agreements with a number of former officers, directors and employees of CityFed or City Federal to settle in full amounts claimed for indemnification of settlement payments made, and legal fees and expenses paid or incurred in connection with defenses, in the Cases by such individuals. At June 30, 2003, other liabilities consist of approximately $5,741,000 of estimated indemnification claims made by former officers, directors and employees of CityFed or City Federal representing $3,010,000 related to settlement payments made in the Cases, $2,345,000 related to legal services and expenses paid or incurred by such parties in connection with their defense in the Cases, $326,000 related to deferred compensation arrangements, and $60,000 related to a separate indemnification claim.

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

     CityFed does not know whether all current or former officers, directors or employees of CityFed or its former subsidiaries who are or were involved in actions or proceedings will request advancement or payment of legal expenses and indemnification or, if requested, whether they will be entitled to advancement of expenses or indemnification. While CityFed believes amounts accrued in other liabilities at June 30, 2003 for remaining unpaid claims from the Cases and one additional matter referred to above are reasonable estimates, it is not possible for CityFed to estimate with accuracy the probable amount or range of liability relating to other potential indemnification claims that might be made pursuant to CityFed's Bylaws or state statutes, although the amount of such claims could be material.

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

     CityFed has settled with all but three of the parties as part of the settlements describe above. At June 30, 2003, CityFed has included $326,000 related to the remaining claims in this matter in other liabilities.

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

     Potential Bankruptcy - CityFed has considered, but not currently actively pursuing, a filing under the Federal Bankruptcy Code to assist in resolving the claims made against it.

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

Liquidity and Capital Resources

     At June 30, 2003, the Company had approximately $6,192,000 in total assets, $6,630,000 in total liabilities and $438,000 in negative stockholders' equity. At December 31, 2002, the Company had approximately $5,869,000 in total assets, $6,502,000 in total liabilities and $633,000 in negative stockholders' equity. However, as discussed in Note 5 to the Notes and under Item 1., "Description of Business - Potential Obligations of CityFed" in the Company's 2002 Form 10-KSB, a number of claims have been asserted against CityFed. If the claimants under some or all of these claims are successful, their claims against CityFed could greatly exceed the Company's assets.

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

Results of Operations

     CityFed recorded a net income from continuing operations for the six months ended June 30, 2003 of $76,000. This compares to a net loss from continuing operations in the amount of $35,000 for the six months ended June 30, 2002. There was income of $11,000 from discontinued operations for the six months ended June 30, 2003. There was no income or loss from discontinued operations in the six months ended June 30, 2002.

     CityFed recorded a net income from continuing operations for the three months ended June 30, 2003 of $27,000. This compares to a net loss from continuing operations in the amount of $10,000 for the three months ended June 30, 2002. There was no income or loss from discontinued operations for the three months ended June 30, 2002 or for the three months ended June 30, 2003.

     Interest on investments was $92,000 for the six months ended June 30, 2003 compared to $105,000 for the six months ended June 30, 2002 due to the lower amount of funds invested offset by investing in higher yielding FNMA pass-through securities in the 2003 period. Interest on loans for the six months ended June 30, 2003 was $116,000. Interest income on loans was reduced by $18,000 due to one loan being place on non-accrual during the quarter ended June 30, 2003. All payments on the loan were received in July and the loan is no longer on a non-accrual status. There was no interest on loans in the six months ended June 30, 2002. Total expenses of $141,000 for the six months ended June 30, 2003 were slightly less than the $143,000 for the same period in 2002.

     Interest on investments was $42,000 for the three months ended June 30, 2003 compared to $54,000 for the three months ended June 30, 2002 due to the lower amount of funds invested offset by investing in higher yielding FNMA pass-through securities in the 2003 period. Interest on loans for the three months ended June 30, 2003 was $67,000. Interest income on loans was reduced by $18,000 due to one loan being place on non-accrual during the quarter ended June 30, 2003. All payments on the loan were received in July and the loan is no longer on a non-accrual status. There was no interest on loans in the six months ended June 30, 2002. Total expenses of $83,000 for the six months ended June 30, 2003 were higher than the $67,000 for the same period in 2002 due to higher legal and auditing fees.

     At June 30, 2003, there remain claims from five parties totaling $3,010,000 for settlements made in the Cases, $326,000 for settlements made in the deferred compensation matter and $2,344,000 for legal services and expenses paid or incurred by the same parties in connection with their defense in the Cases. See Note 5 above and Item 1., "Description of Business - Potential Obligations of CityFed" in CityFed's 2002 Form 10-KSB. These amounts are included in other liabilities at June 30, 2003 and are unchanged from December 31, 2002.

     The basic (and diluted) loss per common share from continuing operations of $0.23 and $0.23 for the six months ended June 30, 2003 and 2002, respectively, is after the deduction of unpaid preferred dividends of $4,317,000 in both periods. The basic (and diluted) loss per common share from discontinued operations was $0.00 and $0.00 for the six months ended June 30, 2003 and 2002. The basic (and diluted) loss per common share of $0.23 and $0.23 for the six months ended June 30, 2003 and 2002, respectively, is after the deduction of unpaid preferred dividends of $4,317,000 in both periods. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      See Note 5 to the Notes for a description of litigation.

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

          Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of June 30, 2003, the aggregate deficiency on the Series B Stock was approximately $74.6 million and the aggregate deficiency on the Series C Stock was approximately $46.2 million.

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

Date:  August 21, 2003

                                  CERTIFICATION

I, John W. Atherton, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended June 30, 2003 of CityFed Financial Corp.;

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

Date:  August 21, 2003



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CityFed Financial Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  August 21, 2003

                                                                      Exhibit 11


                             CityFed Financial Corp.
              Statement Regarding the Computation of Per Share Loss



                                                Six months ended
                                                     June 30,

                                                       2003          2002
                                                       ----          ----
 Computation of Loss Per Share:


Weighted average number of common shares
   outstanding                                    18,716,134       18,716,134

Loss applicable to common stock:1

 From continuing operations                     $ (4,241,000)    $ (4,313,000)
                                                ------------     ------------
 From discontinued operations                   $     11,000     $       --
                                                ------------     ------------
 Net loss                                       $ (4,230,000)    $ (4,313,000)
                                                ============     ============

Basic and diluted loss per common share:

 From continuing operations                     $      (0.23)    $      (0.23)
 From discontinued operations                   $      (0.00)    $      (0.00)
 Net loss                                       $      (0.23)    $      (0.23)
                                                ------------     ------------


--------

(1) Losses applicable to Common Stock include unpaid preferred stock dividends for the six months ended June 30, 2003 and 2002 in the amount of $4,317,000.