Form 10KSB
period 2003-12-31
CITYFED FINANCIAL CORP
filed 2004-04-30
CIK 744765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(___)

State issuer's revenues for its most recent fiscal year: $466,000 for the year ended December 31, 2003.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of March 23, 2004 was $2,975. The market value of the registrant's Series C Stock is based on the sales price of $0.0001 on March 19, 2004 as reported by the Pink Sheets LLC. The market value of the registrant's Common Stock is based on the sales price of $0.0001 on March 12, 2004 as reported by the Pink Sheets LLC. The market value of the registrant's Series B Stock is based on the sales price of $0.0001 on September 15, 2003 as reported by the Pink Sheets LLC.

The number of shares outstanding of the registrant's Common Stock, as of March 23, 2004, was 28,716,134.

Transitional Small Business Disclosure Format (check one): Yes   ;  No  X
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

As a result of the receivership of City Federal, CityFed has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. CityFed's financial statements at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. At December 31, 2003, CityFed's business activities consisted of the management of securities and investments in mortgage loans and other real estate related loans as described below.

After the settlements described below, CityFed has expanded its investment options through a subsidiary, CFF Services Corp. ("Services"). Services was incorporated in Delaware in February 2002. Services invests in first and second mortgage loans and other real estate related assets including pass-through certificates issued by federally sponsored agencies. The consolidated financial statements include the accounts and transactions of CityFed and Services after elimination of all intercompany activity. At the end of December 31, 2003, Services held $4,012,000 of real estate-related assets.

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

Currently, CityFed has one full-time employee and one office.

SETTLEMENT OF CLAIMS

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

After the receivership of City Federal, several former directors and/or officers of City Federal were named as defendants in the actions described below. Many of these former directors and/or officers of City Federal requested CityFed to indemnify them for legal expenses and settlements in connection with these matters.

SETTLEMENT OF RTC ACTIONS - During January 2002, CityFed entered into Mutual Release Agreements with a number of former officers, directors and employees of CityFed or City Federal to settle in full amounts claimed for indemnification of settlement payments made, and legal fees and expenses paid or incurred in connection with defenses by such individuals, in the two matters described below. Settlement amounts totaling approximately $1,074,000 were paid in January 2002 by CityFed to such former officers, directors and employees of CityFed or City Federal.

During 2003, CityFed entered into settlements with two claimants in the matters described below in the aggregate amount of approximately $28,000 and recognized income from discontinued operations for the difference between the estimated indemnification liabilities recorded for such individuals and the amount of the ultimate settlements. Also during 2003, CityFed entered into settlements with two individuals in a separate matter for approximately $45,000 and recognized income from discontinued operations for the difference between the estimated indemnification liabilities recorded for such individuals and the amount of the ultimate settlements.

In December 2003, CityFed entered into Mutual Release Agreements with three additional claimants in the two matters described below in return for the issuance of $4,750,000 in notes payable due on May 31, 2007 and the issuance of 10,000,000 common shares and 1,200,000 shares of Series C Stock. Immediately prior to entering into the Mutual Release Agreements, CityFed had recorded approximately $5,616,000 of estimated indemnification liabilities related to such claimants. The aggregate principal and interest due under the notes upon maturity totals approximately $5,405,000 and is included in notes payable, shareholders at December 31, 2003 in the accompanying statement of financial condition.

At December 31, 2003, the settlements described in the immediately preceding two paragraphs resolved all claims asserted by the RTC against individuals relating to CityFed or City Federal except for those of two individuals who cannot be located and whose total claims are estimated to be $14,000 in the aggregate, which amount is carried in other liabilities at December 31, 2003.

The expenses and settlements that gave rise to the claims aggregated $7,415,000 at December 31, 2000, which amount had been included in CityFed's financial statements under other liabilities. The liabilities were eliminated as the settlements were executed. In addition to the gain (recorded as discontinued operations) from the settlements in 2002 and 2003 and the issuance of the notes referred to above, the stock issued in the settlements increased the par value and paid in capital accounts by $264,000 in 2003.

The two matters that gave rise to these settlements are described below under "Indemnification Claims Relating to Deferred Compensation Plans" and "Second RTC Action" and in more detail in CityFed's Form 10-KSB for the year ended December 31, 2002.

INDEMNIFICATION CLAIMS RELATING TO DEFERRED COMPENSATION PLANS - In September 1990, the RTC, as receiver for City Federal (and the new Federal mutual savings bank created to acquire all of the deposits and substantially all of the assets and indebtedness of City Federal), caused an action to be filed in the United States District Court for the District of New Jersey ("N.J. Court") seeking the return of approximately $3.1 million (since reduced to $1.9 million) in deferred compensation paid by City Federal to certain officers, directors and employees of City Federal, some of whom are or were also officers, directors or employees of CityFed. A settlement agreement, under which the defendants were to pay
$790,000, was entered into by the parties in June 1993. This settlement agreement concluded the case and gave rise to the indemnification claims that have been settled as described above.

SECOND RTC ACTION - On April 26, 1993, the RTC, in its capacity as receiver for City Savings, filed an action in the N.J. Court against John W. Atherton, Jr., Gordon E. Allen, Alfred J. Hedden, Peter R. Kellogg, John Kean, Gilbert G. Roessner, George E. Mikula and James P. McTernan, all former directors and/or officers of City Federal (RESOLUTION TRUST CORPORATION v. ATHERTON ET AL., Civil Action No. 93-1811) ("Second RTC Action"). In its initial complaint in the Second RTC Action, the RTC sought to recover damages in excess of $130 million for alleged negligence, gross negligence and breach of fiduciary duties by the defendants in connection with certain loans made by City Federal.

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

The various individuals settled with the RTC and the legal fees and settlement payments gave rise to claims that have been settled as described above.

TAX LIABILITIES

CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including
CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed or will file for its tax years 1991 through 2003. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

CURRENT ACTIVITIES

Since its determination to rely on Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended ("1940 Act"), CityFed has invested in money market instruments, corporate securities, and pass-through certificates issued by federally sponsored agencies in addition to its investment in Services and Services' investments. Since the receivership of City Federal, the operating expenses of CityFed have consisted of the salaries of the employees of CityFed, interest expense on borrowings under repurchase agreements, the expenses of the office maintained by CityFed and the related office operating expenses of the investments of Services, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one office.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

CityFed leases, on a month-to-month basis, space at 4 Young's Way, Nantucket, MA 02584 at a cost of $1,650 per month.

See Item 1., "Description of Business - Current Activities," for a description of CityFed's current investment policies.

ITEM 3.   LEGAL PROCEEDINGS.

See Item 1., "Description of Business - Settlement of Claims," for information regarding CityFed's legal proceedings, which information is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On May 29, 1990, CityFed's Common Stock and Series B Stock were delisted from Nasdaq at the request of CityFed. The Series C Stock was delisted from Nasdaq at the end of 1989. CityFed also requested that the London Stock Exchange delist CityFed's Common Stock and such stock was delisted. Thus, at present, there is no public trading market for the Common Stock, the Series C Stock or the Series B Stock. Consequently, set forth below (except as otherwise noted) are the high and low sales prices of such securities during the reported periods as reported by Pink Sheets LLC (formerly National Quotation Bureau, Inc.). Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          2002                First Quarter           Second Quarter           Third Quarter         Fourth Quarter
                              -------------           --------------           -------------         --------------
Common Stock                  .001-.0001              .001-.0001               .001-.0001            .001-.0001
Series B Stock                (1)                     (1)                      (1)                   (1)
Series C Stock                .001-.0001              .0001-.0001              .0001-.0001           .0001-.0001

          2003                  First Quarter         Second Quarter           Third Quarter         Fourth Quarter
                                -------------         --------------           -------------         --------------
Common Stock                  .005-.0001              .0001-.0001              .0001-.0001           .01-.0001
Series B Stock                .001-.0001              .0001-.0001              .0001-.0001           .0001-.0001
Series C Stock                .0001-.0001             .0001-.0001              .0001-.0001           .001-.0001
-------------------
(1)  No bid, asked or sales price reported by Pink Sheets LLC.

The approximate number of holders of record of Common Stock as of February 28, 2004 was 9,700.

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

Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of December 31, 2003, the aggregate deficiency on the Series B Stock was $77.3 million and the aggregate deficiency on the Series C Stock was $47.9 million.

CityFed does not anticipate being able to pay any dividends on its Series B Stock, its Series C Stock or its Common Stock for the foreseeable future. CityFed has not paid any dividends on its Common Stock since the second quarter of 1989.

On December 19, 2003, CityFed issued 10,000,000 shares of its Common Stock and 1,200,000 shares of its Series C Stock to two current directors and one former director of CityFed in settlement of claims described above. Such shares were issued in a private offering in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

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

CityFed's significant accounting policies are disclosed in the footnotes to CityFed's consolidated financial statements in Item 7 hereof. Management believes the following significant accounting policies also are considered critical accounting policies:

     Loan impairment - A loan is considered impaired when, based on available information or current events, it is probable that CityFed will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. CityFed measures impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that foreclosure is probable. At December 31, 2003 and 2002 and for the years then ended, CityFed had no impaired loans.

     Allowance for loan losses - Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at December 31, 2003 and 2002 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, CityFed had $5,527,000 in total assets, $5,684,000 in total liabilities and a stockholders' deficiency of $157,000 compared to $5,869,000 in total assets, $6,502,000 in total liabilities and a stockholders' deficiency of $633,000 at December 31, 2002. CityFed expects to meet its commitments to originate loans, borrowing commitments and its operating expenses from cash generated from operations, from the sale of marketable securities or from loan repayments. See Item 1., "Description of Business - Current Activities."

CURRENT OPERATIONS

After the settlements described in Item 1, CityFed determined to expand its investment options to include pass-through certificates issued by federally sponsored agencies, corporate debt and equity securities and to include an investment in a subsidiary that invests in first and second mortgage loans and other real estate related assets including pass-through certificates issued by federally sponsored agencies. Proceeds from CityFed's investment in Services are used by Services to fund its investments in first and second mortgage loans and other real estate assets. To provide liquidity for its investment in Services, CityFed has and may from time to time in the future enter into repurchase agreements utilizing its or Services' investments.

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

At December 31, 2003, CityFed held $150,000 of preferred stock of i2 Telecom International Inc. ("i2 Telecom"). The shares are convertible into common stock. I2 Telecom became a public company on February 27, 2004 in a reverse merger. If CityFed converted all its preferred shares it would own 299,707 shares of i2 Telecom common stock. In February 2004, CityFed invested $40,000 in i2 Telecom notes convertible into common stock. Upon conversion, CityFed would own an additional 66,438 common shares of i2 Telecom. CityFed also holds a three year warrant to purchase 66,438 common shares of i2 Telecom at $0.903 per share for twenty-four months and at $1.20 per share for an additional twelve months.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

CityFed recorded income from continuing operations for the year ended December 31, 2003 of $146,000. This compares to income from continuing operations in the amount of $32,000 for the year ended December 31, 2002. The net loss of $28,000 for the year ended December 31, 2002 is after a loss from discontinued operations of $60,000. The net income of $172,000 for the year ended December 31, 2003 is after income of $26,000 from discontinued operations.

Interest  on  investments  is  $144,000  for the year ended  December  31,  2003 compared to $235,000 for the year ended December 31, 2002 due to the lower amount of invested funds. Total income (interest and non-interest income) for the year ended December 31, 2003 is $469,000 and compares to $298,000 for the year ended December 31, 2002. Interest on loans for 2003 totaled $322,000 compared to $60,000 for the year ended December 31, 2002 due to the higher amount of funds invested in loans. Total expenses (interest and other expenses) of $323,000 for the year ended December 31, 2003 are more than the $266,000 for the same period in 2002 due primarily to a higher level of compensation and operating expenses.

At December 31, 2003, there remain claims from two parties (who cannot be located) totaling in the aggregate $13,682 for settlements and expenses incurred made in the actions described above under Item 1, "Description of Business - Settlement of Claims." These amounts are included in other liabilities at December 31, 2003.

The basic (and diluted) loss per share from continuing operations of $0.45 and $0.46 for the years ended December 31, 2003 and 2002, respectively, is after the deduction of unpaid preferred dividends of $8,634,000 in 2003 and 2002. The basic (and diluted) net loss per share of $0.45 and $0.46 for the years ended December 31, 2003 and 2002, respectively, is after the deduction of unpaid preferred dividends of $8,634,000 in 2003 and 2002. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

OFF-BALANCE SHEET ARRANGEMENTS

CityFed is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in CityFed's consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement CityFed has in the financial instruments. CityFed's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. CityFed uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2003, the contractual notional amounts representing commitments to fund loans in the future totals $169,000.

ITEM 7.   FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CityFed Financial Corp.:

We have audited the accompanying consolidated statement of financial condition of CityFed Financial Corp. (the Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our report dated April 16, 2003, we were unable to express an opinion on the Company's 2002 consolidated financial statements because of the possible material effects of uncertainties relating to a number of commitments and contingencies. As discussed in Note 9 to the consolidated financial statements, the Company entered into settlement agreements resolving the uncertainties related to the commitments and contingencies. Accordingly, our present opinion on the Company's consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002, as presented herein, is different from that expressed in our previous report.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CityFed Financial Corp. as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/  Lefkowitz, Garfinkel, Champi & DeRienzo P.C.


Providence, Rhode Island
April 8, 2004

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2003
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

ASSETS
------

Cash                                                                 $      201
Available for sale securities                                             1,308
Loans receivable                                                          4,012
Other assets                                                                  6
                                                                     -----------

TOTAL ASSETS                                                         $    5,527
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  Repurchase agreements                                              $      250
  Accrued expenses                                                           15
  Notes payable, Shareholders                                             5,405
  Other liabilities                                                          14
                                                                     -----------

    Total liabilities                                                     5,684
                                                                     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock, 30,000,000 shares authorized:
    $2.10 cumulative convertible, Series B, $25 par
      value, issued and outstanding: 2,538,550                           63,464
    Series C Junior, cumulative, $.01 par value,
      liquidation preference $3.00 per share, shares
      issued and outstanding: 9,457,079                                      95
  Common stock, $.01 par value, 100,000,000 shares
    authorized, issued: 28,915,134, outstanding:
    28,716,134                                                              288
  Additional paid-in capital                                            109,026
  Accumulated deficit                                                  (172,070)
  Accumulated other comprehensive income                                     40
  Treasury stock (199,000 shares of common stock), at cost               (1,000)
                                                                     -----------

    Total stockholders' deficiency                                         (157)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $    5,527
                                                                     ===========

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  2003                2002
                                                  ----                ----
INTEREST INCOME:
  Interest on investments                     $       144        $       235
  Interest on loans                                   322                 60
                                              ------------       ------------
    Total interest income                             466                295
INTEREST EXPENSE
  Repurchase agreements                                20                 11
                                              ------------       ------------
    Net interest income                               446                284
NON-INTEREST INCOME
  Loan fees                                             3                  -
  Other                                                 -                  3
                                              ------------       ------------
    Total non-interest income                           3                  3
                                              ------------       ------------
EXPENSES:
  Compensation and employee benefits                  195                166
  Other operating expenses                            108                 89
                                              ------------       ------------
    Total expenses                                    303                255
                                              ------------       ------------
NET INCOME FROM CONTINUING
  OPERATIONS                                          146                 32
NET INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS (Note 2)                                  26                (60)
                                              ------------       ------------

NET INCOME (LOSS)                                     172                (28)
                                              ------------       ------------

OTHER COMPREHENSIVE INCOME:
  Unrealized gain on investment securities
    transferred to available-for-sale                 107                  -
  Change in unrealized gain on available
    -for-sale securities                              (67)                 -
                                              ------------       -----------
TOTAL OTHER COMPREHENSIVE INCOME                       40                  -
                                              ------------       ------------

COMPREHENSIVE INCOME (LOSS)                   $       212        $       (28)
                                              ============       ============

NET LOSS AVAILABLE FOR
  COMMON STOCKHOLDERS (Note 1)                $    (8,462)       $    (8,662)
                                              ============       ============

BASIC AND DILUTED INCOME (LOSS) PER
  COMMON SHARE:
  From continuing operations                  $     (0.45)       $    (0.46)
  From discontinued operations                $         -        $         -
                                              ------------       ------------
  Net loss                                    $     (0.45)       $     (0.46)
                                              ============       ============

AVERAGE COMMON SHARES OUTSTANDING              19,023,826         18,716,134

DIVIDENDS PER COMMON SHARE                              -                  -

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2003 AND 2002
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                               Additional                     Accumulated
                                   Preferred       Common       Paid-in     Accumulated         Other         Treasury
                                     Stock         Stock        Capital       Deficit       Comprehensive       Stock        Total
                                                                                                Income
                                 ---------------------------------------------------------------------------------------------------
BALANCE,
     DECEMBER 31, 2001           $  63,546        $    188     $ 108,875     $ (172,214)       $      -      $ (1,000)    $   (605)
                                 ---------        --------     ---------     -----------       --------      ---------    ---------

Net loss                                 -               -             -            (28)              -             -          (28)
                                 ---------        --------     ---------     -----------       --------      ---------    ---------

BALANCE,
     DECEMBER 31, 2002              63,546             188       108,875       (172,242)              -        (1,000)        (633)

Comprehensive income:
     Net income                          -               -             -            172               -             -          172
     Unrealized gain on                  -               -             -              -              40             -           40
available-for-sale
securities
Issuance of stock                       13             100           151              -               -             -          264
                                 ---------        --------     ---------     -----------       --------      --------     ---------
BALANCE,
     DECEMBER 31, 2003           $  63,559        $    288     $ 109,026     $ (172,070)       $     40      $(1,000)     $   (157)
                                 =========       =========     =========     ===========       ========      ========     =========


See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002
-----------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                              2003           2002
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                                    $     470      $     402
     Operating expenses                                                       (363)        (1,376)
     Other income including income/(loss) from discontinued
        operations                                                               29           (60)
     Cash paid for Interest                                                    (21)           (10)
                                                                          ---------      ---------
       Net cash provided by (used in) operating activities                      115        (1,044)
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from principal repayments of investment
        securities                                                            2,781          2,261
     Increase in loans receivable                                           (2,132)        (1,880)
     Purchase of corporate equity securities                                  (150)             -
                                                                          ---------      ---------
       Net cash provided by investing activities                                499            381
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in repurchase agreements                             (450)            700
                                                                          ---------      ---------
       Net cash (used in) provided by financing activities                    (450)            700
                                                                          ---------      ---------

NET INCREASE IN CASH                                                            164             37

CASH AT BEGINNING OF YEAR                                                        37              0
                                                                          ---------      ---------

CASH AT END OF YEAR                                                       $     201      $      37
                                                                          =========      =========

RECONCILIATION OF NET INCOME (LOSS) TO NET
        CASH USED IN OPERATING ACTIVITIES:
     Net income from continuing operations                                $     146      $      32
     Income (loss) from discontinued operations                                  26           (60)
     Decrease in indemnification liabilities                                   (73)        (1,069)
     Decrease in other assets                                                    47            (2)
     Decrease in other liabilities                                             (31)             55
                                                                          ---------      ---------

NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES
                                                                          $     115      $  (1,044)
                                                                          =========     ==========
Non-cash financing transaction   -  See note 9

CITYFED FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

During February 2002, CityFed organized CFF Services Corp. ("Services"). Services is incorporated in Delaware and is a wholly-owned subsidiary of CityFed. Effective February 2002, the accompanying consolidated financial statements include the accounts and transactions of CityFed and Services after the elimination of all significant intercompany activity. CityFed and Services are collectively referred to herein as the "Company."

CityFed's operations consist principally of managing investments and providing resources to Services to fund its operations. Services' operations consist of originating, or purchasing participations in, residential and commercial mortgage loans and financing for commercial borrowers. Services' principal market area is the states of Massachusetts and Rhode Island. The Company is considered to operate in one segment since principally all of the Company's operations relate to Services' financing activities.

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

Cash - Cash includes cash on hand and in banks, excluding certificates of deposit and money market accounts. At December 31, 2003, the Company had approximately $104,000 of cash on deposit in excess of the amount insured by the Federal Deposit Insurance Corporation.

Investment securities - In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. During 2003, the Company reclassified all its securities from held to maturity to available for sale in response to a change in business strategy under which the Company no longer has the positive intent to hold securities to maturity but rather has the intent to hold securities for an indefinite period. Held to maturity securities were carried at amortized cost. Available for sale securities are carried at fair value, based principally on quoted market prices. Unrealized holding gains and losses resulting from changes in fair value are reported in other comprehensive income (loss). Securities sold are identified using the specific identification method.

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

Loan impairment - A loan is considered impaired when, based on available information or current events, it is probable that the Company will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. The Company measures impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that foreclosure is probable. At December 31, 2003 and for the year then ended, the Company had no impaired loans.

Allowance for loan losses - Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at December 31, 2003 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

Earnings per share - As required by SFAS No. 128, "Earnings Per Share," the Company computes basic income (loss) per common share by dividing net income
(loss), after consideration of payment of preferred dividends (to shareholders of record on December 15th) of $8,634,000 in each of the years ended December 31, 2003 and 2002, by the weighted average number of common shares outstanding during each period.

2. DISCONTINUED OPERATIONS

On December 7, 1989, the OTS declared City Federal insolvent and ordered it closed. The RTC was appointed receiver to handle all matters related to City Federal. Operations of City Federal, which accounted for substantially all of CityFed's operations, have been reflected as discontinued operations. The accompanying consolidated statements of operations include a loss from discontinued operations of $60,000 for the year ended December 31, 2002, and income from discontinued operations of $26,000 for the year ended December 31, 2003, to reflect adjustments to previously estimated recorded liabilities relating to the indemnification claims associated with City Federal (see Note
9).

3. AVAILABLE FOR SALE SECURITIES

At December 31, 2003, all investment securities are classified as available for sale and are summarized as follows (dollars in thousands):


                                                Principal                         Carrying             Fair
                                                  Amount           Cost             Value             Value
                                                  ------           ----             -----             -----
Federal agency:
  FNMA 6.0% mortgage backed
    securities final maturity 2/1/32          $      489       $       472        $       505       $      505
  FNMA 6.5% mortgage backed
    securities final maturity 4/1/32                 551               569                576              576
Merrill Lynch:
  Money Market Funds                                  71                71                 71               71
Equity securities                                    150               150                150              150
Accrued interest                                      --                --                  6                6
                                              ----------       -----------        -----------       ----------
Total                                         $    1,261       $     1,262        $     1,308       $    1,308
                                              ==========       ===========        ===========       ==========

At December 31, 2003, securities having a fair value of $288,000 were pledged to secure amounts outstanding under a repurchase agreement in the amount of $250,000.


4. LOANS

At December 31, 2003, loans and their contractual maturities are summarized as follows (dollars in thousands):

                                        2004       2005        2006       2007          Total
                                        ----       ----        ----       ----          -----
     Residential mortgage loans       $  606     $  880        $325                    $1,811
     Commercial mortgage loans           630        555          44        $49          1,278
     Residential construction loans      763                     59                       822
     Other commercial loans,
       real estate secured                           78          25                       103
     Accrued interest receivable          23          -           -          -             23
                                      ------      -----        ----        ---         ------
                                      $2,022     $1,513        $453        $49          4,037
                                      ======     ======        ====        ===         ------
     Deferred loan fees                                                                  (25)
                                                                                       ------
     Total loans, net                                                                  $4,012
                                                                                       ======

Loans are structured, principally, to be repaid in one lump sum at the end of the term and interest only, at rates ranging from 7.5% to 12%, is earned and received monthly.

It is the Company's expectation that a substantial portion of the portfolio might be renewed or repaid before contractual maturity dates. The above tabulation is, therefore, not to be regarded as a forecast of future cash collections.

At December 31, 2003, three borrowers comprise approximately 29% of total loans receivable.

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement the Company has in the financial instruments. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2003, the contractual notional amounts representing commitments to fund loans in the future totals $169,000.

5. BORROWINGS

At December 31, 2003, the Company had borrowings totaling $250,000 under a repurchase agreement with Merrill Lynch bearing interest at a rate of 5.0% and settling in January 2004. The Company paid cash for interest totaling $21,000 and $11,000 for the years ended December 31, 2003 and 2002, respectively.

6. NOTES PAYABLE, SHAREHOLDERS

Notes payable, shareholders (see Note 9) at December 31, 2003 include the principal balance of $4,750,000, which is payable at maturity on May 31, 2007. The balance also includes interest payable at maturity of $655,000, which is computed at the prime rate of 4% in effect on December 31, 2003. The interest is due at the maturity of the notes and, when actually paid, will be computed at the prime rate as it will exist from time to time until maturity. Any difference between the amount recorded as a liability and the amount actually due as a result of changes in interest rates will be recognized as a change in paid-in capital. No interest expense on these notes will be recognized in the statement of operations unless the amount previously recognized as paid-in-capital is reduced to zero.

7. INCOME TAXES

The Company was the parent company of an affiliated group of corporations that filed consolidated income tax returns. On December 7, 1989, the OTS appointed the RTC as receiver for City Federal. A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created by the OTS. City Savings acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed's liability for Federal income taxes for the tax years through 1990 were calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institution created by the OTS to acquire the assets and liabilities of City Federal. For its tax years 1991 through 2003, CityFed has filed or will file its Federal income tax returns on a separate company basis, which excludes City Federal and the successor institution. (See Note 2).

At December 31, 2003, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $25,131,000 of which $18,112,000 expires in 2005 and the remaining amounts expire in various years through 2022. Operating loss carryforwards for Massachusetts and Florida state tax purposes, which expire in various years through 2008, were approximately $4,185,000 and $993,000, respectively, at December 31, 2003.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards. The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 2003 and 2002 are as follows:

                                                            2003                      2002
                                                            ----                      ----
      Deferred tax assets:
        Operating loss carryforwards                 $         8,973,000        $         8,989,000
        Other liabilities                                      2,243,000                  2,224,000
                                                     -------------------        -------------------

      Total deferred tax assets                               11,216,000                 11,213,000
                                                     -------------------        -------------------

      Deferred tax liabilities                                       -                            -
                                                     -------------------        -------------------

      Net deferred tax asset before valuation
      allowance
                                                              11,216,000                 11,213,000

      Valuation allowance                                     11,216,000                 11,213,000
                                                     -------------------        -------------------

      Net deferred tax asset                         $               -          $                 -
                                                     ===================        ===================

There was a $3,000 increase in the valuation allowance for the year ended December 31, 2003 and a $127,000 decrease in the valuation allowance for the year ended December 31, 2002.

8. STOCKHOLDERS' DEFICIENCY

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

The Company suspended dividend payments in July 1989. At December 31, 2003, cumulative unpaid dividends totaled $77.3 million ($30.45 per share) and 47.9 million ($5.80 per share based on shareholders of record as of December 15, 2003) for the Series B and C preferred stock, respectively.

9. SETTLEMENT OF INDEMNIFICATION CLAIMS

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

After the receivership of City Federal, several former directors and/or officers of City Federal were named as defendants in the actions described below. Many of these former directors and/or officers of City Federal requested CityFed to indemnify them for legal expenses and settlements in connection with these matters.

SETTLEMENT OF RTC ACTIONS - During January 2002, CityFed entered into Mutual Release Agreements with a number of former officers, directors and employees of CityFed or City Federal to settle in full amounts claimed for indemnification of settlement payments made, and legal fees and expenses paid or incurred in connection with defenses by such individuals, in the two matters described below. Settlement amounts totaling approximately $1,074,000 were paid in January 2002 by CityFed to such former officers, directors and employees of CityFed or City Federal.

During 2003, CityFed entered into settlements with two claimants in the matters described below in the aggregate amount of approximately $28,000 and recognized income from discontinued operations for the difference between the estimated indemnification liabilities recorded for such individuals and the amount of the ultimate settlements. Also during 2003, CityFed entered into settlements with two individuals in a separate matter for approximately $45,000 and recognized income from discontinued operations for the difference between the estimated indemnification liabilities recorded for such individuals and the amount of the ultimate settlements.

In December 2003, CityFed entered into Mutual Release Agreements with three additional claimants in the two matters described below in return for the issuance of $4,750,000 in notes payable due on May 31, 2007 (see Note 6) and the issuance of 10,000,000 common shares and 1,200,000 shares of Series C preferred stock. Immediately prior to entering into the Mutual Release Agreements, CityFed had recorded approximately $5,619,000 of estimated indemnification liabilities related to such claimants. The aggregate principal and interest due under the notes upon maturity totals approximately $5,405,000 and is included in notes payable, shareholders at December 31, 2003 in the accompanying statement of financial condition. CityFed recognized the difference between the amount of estimated indemnification liabilities recorded and the aggregate principal and interest due under the notes through maturity, totaling $264,000, as approximately $13,000 of preferred shares equal to the par value of such preferred shares issued in connection with the settlements, approximately $100,000 of common shares equal to the par value of such common shares issued in connection with the settlements, and the remaining approximate $151,000 as additional paid-in capital.

At December 31, 2003, the settlements described in the immediately preceding two paragraphs resolved all claims asserted by the RTC except for those of two individuals who cannot be located and whose total claims are estimated to be $14,000 in the aggregate, which amount is carried in other liabilities at December 31, 2003.

The two matters that gave rise to these settlements are described below under "Indemnification Claims Relating to Deferred Compensation Plans" and "Second RTC Action" and in more detail in CityFed's Form 10-KSB for the year ended December 31, 2002.

INDEMNIFICATION CLAIMS RELATING TO DEFERRED COMPENSATION PLANS - In September 1990, the RTC, as receiver for City Federal (and the new Federal mutual savings bank created to acquire all of the deposits and substantially all of the assets and indebtedness of City Federal), caused an action to be filed in the United States District Court for the District of New Jersey ("N.J. Court") seeking the return of approximately $3.1 million (since reduced to $1.9 million) in deferred compensation paid by City Federal to certain officers, directors and employees of City Federal, some of whom are or were also officers, directors or employees of CityFed. A settlement agreement, under which the defendants were to pay
$790,000, was entered into by the parties in June 1993. This settlement agreement concluded the case and gave rise to the indemnification claims that have been settled as described above.

SECOND RTC ACTION - On April 26, 1993, the RTC, in its capacity as receiver for City Savings, filed an action in the N.J. Court against John W. Atherton, Jr., Gordon E. Allen, Alfred J. Hedden, Peter R. Kellogg, John Kean, Gilbert G. Roessner, George E. Mikula and James P. McTernan, all former directors and/or officers of City Federal (RESOLUTION TRUST CORPORATION V. ATHERTON ET AL., Civil Action No. 93-1811) ("Second RTC Action"). In its initial complaint in the Second RTC Action, the RTC sought to recover damages in excess of $130 million for alleged negligence, gross negligence and breach of fiduciary duties by the defendants in connection with certain loans made by City Federal.

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

The various individuals settled with the RTC and the legal fees and settlement payments gave rise to claims that have been settled as described above.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accrued interest and accrued expenses approximate their fair values. The fair values of investment securities were based on quoted market prices. The fair values of loans receivable were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality, and approximate their carrying amounts. The fair values of repurchase obligations approximate their carrying amounts based on the Company's borrowing rates for similar types of borrowing arrangements. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the borrower's credit standing, and approximate their contractual notional amounts. Fair value of notes payable is estimated based on current rates offered to the Company for debt of the same maturities with similar collateral requirements.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROLS AND PROCEDURES

CityFed has adopted disclosure controls and procedures as required by Section 302 of the Sarbanes-Oxley Act and the Securities and Exchange Commission's rules thereunder. CityFed's disclosure controls and procedures reflect the fact that it currently has only one employee. CityFed's President, Chief Executive Officer and Treasurer has evaluated the effectiveness of these disclosure controls and procedures as of the end of 2003. There have been no changes to CityFed's internal controls during the last quarter of 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

The current directors of CityFed are as follows:


                                                 Positions Held                                     Director (2)
                      Name                        With CityFed                    Age (1)             Since (2)
                      ----                        ------------                    -------             ---------

   Class I-Term Expired 1994

   John W. Atherton, Jr.                       Director, Chairman,                  61                 1987
                                               President, Chief Executive
                                               Officer and Treasurer


   Class II-Term Expired 1992

   Peter R. Kellogg                            Director                             60                 1984


   Class III-Term Expired 1993

   Edwin M. Halkyard                           Director                             69                 1988


   Directors Elected by the Holders of Series B Stock

   Richard N. Morash                           Director                             61                 1991

   Stephen L. Ranzini                          Director                             38                 1991



----------------------------------

(1) At January 31, 2004.
(2) All directors serve until their successors have been elected and qualify.

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

Mr. Kellogg is Senior Advisory Director, Goldman Sachs/Spear, Leeds & Kellogg, a specialist firm on the New York Stock Exchange (since October 2000); Director, Nami Tai Electronics; Director, The Ziegler Companies, Inc. Before assuming his position with Goldman Sachs, Mr. Kellogg was Senior Managing Director of Spear, Leeds and Kellogg, a NYSE specialist firm.

Mr. Morash has been a private investor in the real estate and securities markets since October 1987.

Mr. Ranzini has been, since July 1988, President, Chief Executive Officer and a Director of University Bancorp Inc., the holding company for University Bank ("Bank"), located in Ann Arbor, Michigan. In January 1994, he became a Director of the Bank, in November 1994, he became the President of the Bank, in December 1995, he became Senior Vice President - Mortgage Banking of the Bank, and in November 1997, he became President and Chairman of the Bank. In May 1993, Mr. Ranzini became a Director and the Treasurer of Michigan BIDCO, a community development lending organization, and was elected President and Chairman in January 2003. Since July 1997, Mr. Ranzini has served as a Director of Newco Bancorp and its predecessor, Municipal Bankers Corp., a CEDAR reporting Canadian investment company previously listed on the Toronto Stock Exchange. Mr. Ranzini was also elected Chairman of U.S. Mutual Financial Corporation in December 2003, an SEC reporting company previously listed on the Nasdaq Stock Market, now traded on the OTC Bulletin Board.

CODE OF ETHICS

CityFed has adopted a code of ethics that applies to CityFed's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. It was filed as an exhibit to CityFed's Form 10-KSB for the year ended December 31, 2002.

CityFed will provide to any person without charge, upon request, a copy of such code of ethics. The request should be addressed to CityFed at the address on the cover of this Form 10-KSB.

AUDIT COMMITTEE FINANCIAL EXPERT

CityFed has appointed an audit committee consisting of Peter R. Kellogg and Stephen L. Ranzini. Mr. Ranzini is a "financial expert," as defined under Item 401(e) of Regulation S-B.

EXECUTIVE OFFICERS

CityFed has no current executive officers, other than John W. Atherton, Jr. All executive officers are appointed by the Board.

See Item 1., "Description of Business," concerning the receivership of City Federal.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of CityFed's knowledge, all directors, officers and more than 10% beneficial owners of CityFed have filed all reports on Forms 3, 4 and 5 required to be filed by them for the year ended December 31, 2003. A Form 4 reporting two transactions that was required to be filed by Mr. Kellogg, a director, in December 2003 was not filed. The transactions instead were reported on a Form 5 for 2003.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or accrued by CityFed for CityFed's one officer whose aggregate compensation exceeded $100,000 in 2003.

                                                                                 Annual Compensation
                                                              -----------------------------------------------------------
     Name and Principal                                                                              Other Annual
                                                                                                     -------------
     Position                                      Year          Salary($)        Bonus($)         Compensation ($)
     ---------------------------------------       ----          ---------        --------         ----------------
     John W. Atherton, Jr.                         2003           135,000          25,000             26,843 (1)
     Chairman, Director,                           2002           135,000             0               23,920 (1)
     President, Chief Executive Officer and        2001           135,000             0               27,829 (1)
     Treasurer
-------------------------------

(1)  Represents amounts paid for Mr. Atherton's health insurance and for life insurance for which Mr. Atherton may designate the beneficiary.

CityFed does not have employment agreements with its officers.

DIRECTORS' COMPENSATION

Directors of CityFed received an annual fee of $1,500 in 2003. One meeting was held in 2003 and additional matters were addressed by the Board through unanimous written consents in accordance with Delaware law. Directors of CityFed who are compensated as officers of CityFed do not receive separate compensation for service on the Board of Directors of CityFed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to those persons known to CityFed to own, or who may be deemed to own, beneficially more than five percent of any class of voting stock of CityFed (Common Stock, Series B Stock or Series C Stock) as of February 28, 2004. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the stock indicated. Information contained in the table is based on reports filed with or information otherwise supplied to CityFed by the listed beneficial owners.

  -------------------------------------------------------------------------------------------------------------------
  NAME AND ADDRESS OF                                           NUMBER OF SHARES           PERCENT OF CLASS
  BENEFICIAL OWNER                                             BENEFICIALLY OWNED
  -------------------------------------------------------------------------------------------------------------------

  Peter R. Kellogg                                               9,898,712(1)           31.76  percent of the Common
  120 Broadway                                                                          Stock  and 8.25  percent  of
  New York, New York  10271                                                             the Series C Stock

  U.S.  Mutual  Financial  Corporation,  d/b/a  Jove               445,800(2)           17.56  percent of the Series
  Corporation                                                                           B Stock
  3220 Coolidge
  Berkley, Michigan  48072

  James R. Connacher                                                  452,550           1.59  percent  of the Common
  514 St. Clair Avenue East                                                             Stock  and 6.12  percent  of
  Toronto, Ontario, Canada M4                                                           the Series B Stock

  Frank A. Constantini                                                452,550           1.59  percent  of the Common
  41 Glen Road                                                                          Stock  and 6.12  percent  of
  Toronto, Ontario, Canada M4                                                           the Series B Stock

  Peter T. Hyland                                                     450,050           1.59  percent  of the Common
  129 Oarfield Avenue                                                                   Stock  and 6.12  percent  of
  Toronto, Ontario, Canada M4                                                           the Series B Stock

  Philadelphia Bourse, Inc.                                         1,756,292           18.57  percent of the Series
  Suite 120                                                                             C Stock
  4601 Forbes Boulevard
  Lanham, Maryland 20706-4313
  -------------------------------------------------------------------------------------------------------------------

(1) Includes 9,118,824 shares of Common Stock and 779,888 shares of Series C Stock.

(2) All 445,800 shares are held by U.S. Mutual Financial Corporation, d/b/a Jove Corporation. The shares are deemed to be  beneficially  owned by Mr.  Ranzini.  This  information  is based on an amended  Schedule 13 D filed by Stephen L.
Ranzini and U.S. Mutual Financial Corporation on March 24, 2004.

SECURITIES OWNERSHIP OF MANAGEMENT

The following table sets forth information concerning the shares of Common Stock, Series C Stock and Series B Stock beneficially owned by each director of CityFed, and by all officers and directors as a group, as of February 28, 2004.

Except as otherwise noted, each beneficial owner listed has sole investment and voting powers with respect to the stock indicated.

Common Stock
------------

                                           Number of Shares              Percent
   Name                                   Beneficially Owned            of Class
   ----                                   ------------------            --------

   John W. Atherton, Jr.                        61,105 (2)                  (1)
   Edwin M. Halkyard                             2,500 (3)                  (1)
   Peter R. Kellogg                          9,118,824                    31.76
   Richard N. Morash                            97,502                      (1)
   Stephen L. Ranzini                                0                        0

   All Directors and Officers as a           9,279,931 (2)                32.32
   Group
   (5 Persons)

----------------------------

(1) Less than 1.0%.

(2) Includes 19,169 shares held by Mr. Atherton's wife and 7,168 shares held in custodial accounts for Mr. Atherton's children with respect to which Mrs. Atherton is custodian.

(3) Held jointly with Mr. Halkyard's wife.

Series C Stock
--------------

                                           Number of Shares              Percent
   Name                                   Beneficially Owned            of Class
   ----                                   ------------------            --------

   John W. Atherton, Jr.                         404,402 (2)               4.28
   Edwin M. Halkyard                                   0                     0
   Peter R. Kellogg                              779,888                   8.25
   Richard N. Morash                              49,511                    (1)
   Stephen L. Ranzini                                  0                     0


   All Directors and Officers as a             1,233,801                  13.05
   Group
   (5 Persons)

----------------------------

(1) Less than 1.0%.

(2) Includes 4,402 shares held in custodial accounts for Mr. Atherton's children with respect to which Mr. Atherton's wife is custodian.

Series B Stock
--------------

                                           Number of Shares              Percent
   Name                                   Beneficially Owned            of Class
   ----                                   ------------------            --------

   John W. Atherton, Jr.                             150                    (1)
   Edwin M. Halkyard                                   0                      0
   Peter R. Kellogg                                    0                      0
   Richard N. Morash                                   0                      0
   Stephen L. Ranzini                        445,800 (2)                  17.56

   All Directors and Officers as a           445,950 (2)                  17.57
   Group
   (5 Persons)
----------------------------

(1) Less than 1.0%.

(2) All 445,800 shares are held by U.S. Mutual Financial Corporation, d/b/a Jove Corporation. The shares are deemed to be beneficially owned by Mr. Ranzini. This information is based on an amended Schedule 13 D filed by Stephen L. Ranzini and U.S. Mutual Financial Corporation on March 24, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The bylaws of CityFed obligate CityFed to indemnify, to the fullest extent authorized by the Delaware General Corporation Law, its directors and officers and to advance expenses to such persons in certain circumstances. See Item 1., "Description of Business - Settlement of Claims."

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

(3)  Articles of Incorporation and Bylaws.

     3.1 Restated Certificate of Incorporation, as amended. Incorporated herein herein by reference to Exhibit 3.1 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

(14) Code of Ethics

(21) Subsidiaries of CityFed.

(31) Rule 15d-14(a) Certification

(32) Section 1350 Certification

(b)  Reports on Form 8-K.

     A report on Form 8-K was filed on December 22, 2003 describing the settlement of claims.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Aggregate fees billed by Lefkowitz, Garfinkel, Champi & DeRienzo P.C. for professional services rendered for the audit of CityFed's annual consolidated financial statements included in this Annual Report on Form 10-KSB and the review of interim consolidated financial statements included in CityFed's
Quarterly Reports on Form 10-QSB and the review of the application of new accounting pronouncements and SEC releases were $25,500 and $18,300 for the years ended December 31, 2003 and 2002, respectively.

AUDIT-RELATED FEES

There were no fees for assurance and related services that were billed separately by Lefkowitz, Garfinkel, Champi & DeRienzo P.C. in fiscal years 2003 or 2002.

TAX FEES

Aggregate fees billed by Lefkowitz, Garfinkel, Champi & DeRienzo P.C. for tax compliance services were $0 and $2,100 for the years ended December 31, 2003 and 2002, respectively.

ALL OTHER FEES

There were no other fees billed by Lefkowitz, Garfinkel, Champi & DeRienzo P.C. in fiscal years 2003 or 2002.

Before the independent accountant is engaged by CityFed to render audit or non-audit services, the engagement is approved by CityFed's Audit Committee unless it falls within certain exceptions permitted by the SEC's rules.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CITYFED FINANCIAL CORP.


Date: April 28, 2004                     By:/s/ John W. Atherton, Jr.
                                            -------------------------
                                            John W. Atherton, Jr.
                                            President, Chief Executive Officer
                                            and Treasurer (Principal Executive
                                            and Financial Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John W. Atherton, Jr.                   April 28, 2004
--------------------------
John W. Atherton, Jr.
Chairman, President, Chief Executive
Officer, Treasurer and
Director (Principal Executive,
Financial and Accounting Officer)

/s/ Edwin M. Halkyard                       April 28, 2004
-------------------------
Director

/s/ Peter R. Kellogg                        April 28, 2004
--------------------------
Peter R. Kellogg
Director

/s/ Richard N. Morash                       April 28, 2004
--------------------------
Richard N. Morash
Director

/s/ Stephen L. Ranzini                      April 28, 2004
--------------------------
Stephen L. Ranzini
Director

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

      14 Code of Ethics dated as of November 8, 2002. Incorporated herein by reference to Exhibit 14 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 2002.

      21       Subsidiaries of CityFed.

      31       Rule 15d-14(a) Certification.

      32       Section 1350 Certification.

(b)   Reports on Form 8-K.

      A report on Form 8-K was filed on December 22, 2003 describing the settlement of claims.