Form 10QSB
period 2004-03-31
CITYFED FINANCIAL CORP
filed 2004-06-14
CIK 744765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

[X]      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2004, the number of shares of outstanding common stock was 28,716,134.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
March 31, 2004
(Dollars in Thousands)
                                                                            March 31, 2004
                                                                              (UNAUDITED)


ASSETS
------
Cash                                                                            $     83
Available for sale securities                                                      1,355
Non-marketable equity securities                                                     190
Loans receivable                                                                   3,723
Other assets                                                                           4
                                                                                --------
TOTAL ASSETS                                                                    $  5,355
                                                                                ========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  Accrued expenses                                                              $     29
  Notes payable, Shareholders                                                      5,405
  Other liabilities                                                                   14
                                                                                --------
           Total liabilities                                                       5,448
                                                                                --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25 par value, issued and
              outstanding: 2,538,550                                              63,464
       Series C Junior, cumulative, $.01 par value, liquidation preference
              $3.00 per share, shares issued and outstanding: 9,457,079
                                                                                      95
    Common stock, $.01 par value, 100,000,000 shares authorized, issued:
        28,915,134, outstanding: 28,716,134                                          288
    Additional paid-in capital                                                   109,026
    Accumulated deficit                                                         (172,009)
    Accumulated other comprehensive income                                            43
    Treasury stock (199,000 shares of common stock), at cost                      (1,000)
                                                                                --------
         Total stockholders' deficiency                                              (93)
                                                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $  5,355
                                                                                ========
See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2004 and 2003
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                                 2004                2003
                                                                 ----                ----
INTEREST INCOME:
     Interest on investments                                 $      15          $       50
     Interest on loans                                             114                  57
                                                             ---------          ----------
            Total interest income                                  129                 107
INTEREST EXPENSE
     Repurchase agreements                                           2                   4
                                                             ---------          ----------
            Net interest income                                    127                 103
                                                             ---------          ----------
NON-INTEREST INCOME
     Loan fees                                                       2                   -
                                                             ---------          ----------
            Total non-interest income                                2                   -
                                                             ---------          ----------
EXPENSES:
     Compensation and employee benefits                             38                  42
     Other operating expenses                                       30                  12
                                                             ---------          ----------
            Total expenses                                          68                  54
                                                             ---------          ----------
NET INCOME FROM CONTINUING
     OPERATIONS                                                     61                  49
NET INCOME FROM DISCONTINUED OPERATIONS (Note 2)
                                                                     -                  11
                                                             ---------          ----------

NET INCOME                                                          61                  60
                                                             ---------          ----------
OTHER COMPREHENSIVE INCOME:
   Unrealized gain on available -for-sale securities                 3                   -
                                                             ---------          ----------
TOTAL OTHER COMPREHENSIVE INCOME                                     3                   -
                                                             ---------          ----------

COMPREHENSIVE INCOME                                         $      64          $       60
                                                             =========          ==========

NET LOSS AVAILABLE FOR
     COMMON STOCKHOLDERS                                     $  (2,217)         $   (2,098)
                                                             =========          ==========

BASIC AND DILUTED INCOME (LOSS) PER COMMON
SHARE:
     From continuing operations                              $   (0.08)         $    (0.11)
     From discontinued operations                                    -                   -
                                                             ---------          ----------
     Net loss                                                $   (0.08)         $    (0.11)
                                                             =========          ==========
AVERAGE COMMON SHARES OUTSTANDING                           28,716,134          18,716,134

DIVIDENDS PER COMMON SHARE                                           -                   -

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

                                                                              2004           2003
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                                    $     121      $     104
     Operating expenses                                                         (54)           (93)
     Other income including income from discontinued operations
                                                                                  2             11
     Cash paid for interest                                                      (2)            (4)
                                                                          ---------      ---------
       Net cash provided by operating activities                                 67             18
                                                                          ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in investment securities                              (235)           731
     Decrease (increase) in loans receivable                                    298           (662)
     Other - net                                                                  2              1
                                                                          ---------      ---------
       Net cash provided by investing activities                                 65             70
                                                                          ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in repurchase agreements                              (250)           100
                                                                          ---------      ---------
       Net cash (used in) provided by financing activities                     (250)           100
                                                                          ---------      ---------
NET (DECREASE) INCREASE IN CASH                                                (118)           188

CASH AT BEGINNING OF YEAR                                                       201             37
                                                                          ---------      ---------
CASH AT END OF YEAR                                                       $      83      $     225
                                                                          =========      =========
RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income from continuing operations                                $      61      $      49
     Income from discontinued operations                                          -             11
     Decrease in accrued income                                                  (8)            (3)
     Increase (decrease) in liabilities                                          14            (39)
                                                                          ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $      67      $      18
                                                                          =========      =========
See notes to consolidated financial statements.

CITYFED FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

1. CityFed Financial Corp. ("CityFed") was incorporated in Delaware in 1984 and, until December 8, 1989, CityFed was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision ("OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created, which acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed no longer controls City Federal and has no control over City Savings.

         As a result of the receivership of City Federal, CityFed has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. CityFed's financial statements at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. At March 31, 2004, CityFed's business activities consisted primarily of the management of investments, and mortgage and real estate related investments as described below.

         During February 2002, CityFed organized CFF Services Corp. ("Services"). Services is incorporated in Delaware and is a wholly owned subsidiary of CityFed. The consolidated financial statements include the accounts and transactions of CityFed and Services (collectively referred to herein as the "Company") after elimination of all intercompany activity. At the end of March 31, 2004, Services held $3,723,000 of real estate-related assets.

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

         Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at March 31, 2004 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

2. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CityFed's Form 10-KSB for the year ended December 31, 2003 ("2003 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results and financial position for the periods presented.

3. In July 1989, CityFed's Board of Directors suspended the payment of dividends on all three currently outstanding series of CityFed's stock. These include CityFed's common stock, $0.01 par value per share ("Common Stock"), on which CityFed had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock,
         Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of CityFed's preferred stock are cumulative. At March 31, 2004, dividends in arrears were $78.6 million and $48.8 million on CityFed's Series B and Series C Stock, respectively.

4. The Company reclassified its investments in mortgage-backed securities from held-to-maturity to available for sale as of June 1, 2003, in response to a change in business strategy approved by the Board of Directors. As a result of the change in business strategy, the Company no longer has the positive intent to hold the securities to maturity but rather has the intent to hold them for an indefinite period. The necessity for the change in business strategy was not previously anticipated by the Company. Prior to June 1, 2003, the securities were recorded at amortized cost in investments. Changes in fair value since June 1, 2003 are recorded as a component of other comprehensive income.

5. Notes payable, shareholders include the principal balance of $4,750,000, which is payable at maturity on May 31, 2007. The balance also includes interest payable at maturity of $655,000, which is computed at the prime rate of 4% in effect on December 31, 2003. The interest is due at the maturity of the notes and, when actually paid, will be computed at the prime rate as it will exist from time to time until maturity. Any difference between the amount recorded as a liability and the amount actually due as a result of changes in interest rates will be recognized as a change in paid-in capital. No interest expense on these notes will be recognized in the statement of operations unless the amount previously recognized as paid-in-capital is reduced to zero.

6. Non-marketable equity securities are securities for which sale by the Company is restricted and have been valued at cost.

7. No provision for income taxes for the three months ended March 31, 2004 and 2003 have been included in the accompanying consolidated Financial Statements since the Company has available net operating losses for income tax reporting purposes. At March 31, 2004 and 2003, deferred tax assets have been fully reserved.

8. Certain prior year amounts have been reclassified to conform to current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

Since its determination in February 2003 to rely on Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended ("1940 Act"), CityFed has invested in money market instruments, corporate securities, and pass-through certificates issued by federally sponsored agencies in addition to its investment in Services and Services' investments. The operating expenses of CityFed consist of the salaries of the employees of CityFed, interest expense on borrowings under repurchase agreements, the expenses of the office maintained by CityFed and the related office operating expenses of Services, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one office.

CityFed believes that it can satisfy its cash requirements for its next twelve months of operations from its existing assets or by utilizing borrowing arrangements secured by its investments. During such period, CityFed does not expect to purchase or sell plant or significant equipment, nor does CityFed intend to significantly change its number of employees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, CityFed had $5,355,000 in total assets, $5,448,000 in total liabilities and a stockholders' deficiency of $93,000 compared to $5,527,000 in total assets, $5,684,000 in total liabilities and a stockholders' deficiency of $157,000 at December 31, 2003. CityFed expects to meet its commitments to originate loans, borrowing commitments and its operating expenses from cash generated from operations, from the sale of marketable securities or from loan repayments.

CURRENT OPERATIONS

CityFed invests in pass-through certificates issued by federally sponsored agencies, corporate debt and equity securities and operates through a subsidiary as an originator and investor in first and second mortgage loans and other real estate related assets. Proceeds from CityFed's investment in Services are used by Services to fund its investments in first and second mortgage loans and other real estate assets. To provide liquidity for its investment in Services, CityFed has and may from time to time in the future enter into repurchase agreements utilizing its or Services' investments.

Services invests in first and second mortgage loans, loans secured by real estate loans, and other real estate related loans. Some loans are originated directly by Services or purchased by assignment and serviced directly and some are purchased by participation certificates and the loans are serviced by the originator. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis of the underlying characteristics of the borrower, his business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk and is priced accordingly. The normal location of the collateral is in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

At March 31, 2004, CityFed held 1,350 shares of Series A-2 Preferred Stock, 7 shares of Series B Preferred Stock, 2,000 shares of Series C Preferred Stock and 279 common shares of i2 Telecom International Inc. ("i2 Telecom"). The preferred shares are convertible into 365,865 shares of common stock and, under certain conditions an additional 33,300 shares of common stock. I2 Telecom became a public company on February 27, 2004 in a reverse merger. CityFed also holds a three year warrant to purchase 66,438 common shares of i2 Telecom at $0.903 per share until February 2006 and at $1.20 per share for an additional twelve months. In April 2004, the CityFed executed the documents to convert the Series A-2 preferred stock into i2 Telecom common stock. The conversion is subject to unanimous approval by the convertible preferred stock holders and also is subject to approval of an increase in authorized common stock at the next i2Telecom stockholders meeting in June 2004.

RESULTS OF OPERATIONS

CityFed recorded a net income from continuing operations for the three months ended March 31, 2004 of $61,000. This compares to a net income from continuing operations in the amount of $49,000 for the three months ended March 31, 2003. There was income of $11,000 from discontinued operations for the three months ended March 31, 2003. There was no income or loss from discontinued operations in the three months ended March 31, 2004. Income from the change in unrealized gain on available-for-sale securities was $3,000 for the three months ended March 31, 2004. There was no unrealized gain or loss on available-for-sale securities for the three months ended March 31, 2003 since the Company had no available-for-sale securities during the three months ended March 31, 2003.

Interest on investments was $15,000 for the three months ended March 31, 2004 compared to $50,000 for the three months ended March 31, 2003 due to a lower amount of funds invested in securities in the 2004 period. Interest on loans for the three months ended March 31, 2004 was $114,000. Interest on loans for the three months ended March 31, 2003 was $57,000 due primarily to the lower amount of loans outstanding in the 2003 period. Total expenses of $68,000 for the three months ended March 31, 2004 were more than the $54,000 for the same period in 2003.

The basic (and diluted) loss per common share of $0.08 and $0.08 for the three months ended March 31, 2004 and $0.11 and $0.11 for the three months ended March 31, 2003, is after the deduction of unpaid preferred dividends of $2,278,000 in 2004 and $2,158,000 in 2003. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

OFF-BALANCE SHEET ARRANGEMENTS

CityFed is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in CityFed's consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement CityFed has in the financial instruments. CityFed's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. CityFed uses the same credit policies in making commitments as it does for on-balance sheet instruments. At March 31, 2004, the contractual notional amounts representing commitments to fund loans in the future totals $431,000.

ITEM 3. CONTROLS AND PROCEDURES.

CityFed has adopted disclosure controls and procedures as required by Section 302 of the Sarbanes-Oxley Act and the Securities and Exchange Commission's rules thereunder. CityFed's disclosure controls and procedures reflect the fact that it currently has only one employee. CityFed's President, Chief Executive Officer and Treasurer has evaluated the effectiveness of these disclosure controls and procedures as of the end of the quarterly period ending March 31, 2004. There have been no changes to CityFed's internal controls during the first quarter of 2004 or from March 31, to June 10, 2004.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

At March 31, 2004 there are no suits or claims against CityFed. For a description of the settlement of prior indemnification claims of current or former officers and directors see the description under Settlement of Claims in
Part I Item 1-Description of Business in CityFed's 2003 Form 10-KSB.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         (a) None.

         (b) None.

         (c) None.

         (d) Not applicable.

         (e) None

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

                Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of March 31, 2004, the aggregate deficiency on the Series B Stock was approximately $78.6 million and the aggregate deficiency on the Series C Stock was approximately $48.8 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         (a)  None

         (b)  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         11. Statement Regarding the Computation of Per Share Loss.

         31. Rule 15d-14(a) Certification.

         32. Section 1350 Certification.

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

Date:  June 10, 2004