Form 10QSB
period 2004-06-30
CITYFED FINANCIAL CORP
filed 2004-08-17
CIK 744765

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

                                       OR

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

          Commission file number 0-13311




                             CityFed Financial Corp.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                              22-2527684
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)



                        PO Box 3126, Nantucket, MA 02584
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (508) 228-2366
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2004, the number of shares of outstanding common stock was 28,716,134.

Transitional Small Business Disclosure Format (check one): Yes [_]   No [X]


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
June 30, 2004
(Dollars in Thousands)

                                                              JUNE 30, 2004
                                                               ------------
                                                               (Unaudited)
ASSETS
------
Cash                                                           $        692
Available for sale securities                                           737
Non-marketable equity securities                                        190
Loans receivable                                                      3,776
Other assets                                                              3
                                                               ------------

TOTAL ASSETS                                                   $      5,398
                                                               ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
LIABILITIES:
  Accrued expenses                                             $         39
  Notes payable, Shareholders                                         5,405
  Other liabilities                                                      14
                                                               ------------

       Total liabilities                                              5,458
                                                               ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, 30,000,000 shares authorized:
    $2.10 cumulative convertible, Series B, $25 par value,
      issued and outstanding: 2,538,550                              63,464
    Series C Junior, cumulative, $.01 par value,
      liquidation preference $3.00 per share, shares
      issued and outstanding: 9,457,079                                  95
  Common stock, $.01 par value, 100,000,000 shares
    authorized, issued:
      28,915,134, outstanding: 28,716,134                               288
  Additional paid-in capital                                        109,026
  Accumulated deficit                                              (171,955)
  Accumulated other comprehensive income                                 22
  Treasury stock (199,000 shares of common stock), at cost           (1,000)
                                                               ------------
       Total stockholders' deficiency                                   (60)
                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $      5,398
                                                               ============

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2004 and 2003
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                 THREE MONTHS ENDEDJUNE 30,          SIX MONTHS ENDED JUNE 30,
                                               ------------------------------      ------------------------------
INTEREST INCOME:                                   2004              2003              2004              2003
                                               ------------      ------------      ------------      ------------
     Interest on investments                   $         13      $         42      $         28      $         92
     Interest on loans                                  112                67               226               124
                                               ------------      ------------      ------------      ------------
            Total interest income                       125               109               254               216
INTEREST EXPENSE
     Repurchase agreements                               --                 9                 2                13
                                               ------------      ------------      ------------      ------------
            Net interest income                         125               100               252               203
                                               ------------      ------------      ------------      ------------
NON-INTEREST INCOME
     Loan fees                                            6                 1                 8                 1
                                               ------------      ------------      ------------      ------------
            Total non-interest income                     6                 1                 8                 1
                                               ------------      ------------      ------------      ------------
EXPENSES:
     Compensation and employee benefits                  34                43                72                85
     Other operating expenses                            43                31                73                43
                                               ------------      ------------      ------------      ------------
            Total expenses                               77                74               145               128
                                               ------------      ------------      ------------      ------------
NET INCOME FROM CONTINUING OPERATIONS                    54                27               115                76

NET INCOME FROM DISCONTINUED OPERATIONS
(Note 2)                                                 --                --                --                11
                                               ------------      ------------      ------------      ------------

NET INCOME                                               54                27               115                87
                                               ------------      ------------      ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS):
     Unrealized gain (loss) on
     available-for-sale securities                      (21)              108               (18)              108
                                               ------------      ------------      ------------      ------------
TOTAL OTHER COMPREHENSIVE INCOME                        (21)              108               (18)              108
                                               ------------      ------------      ------------      ------------

COMPREHENSIVE INCOME                           $         33      $        135      $         97      $        195
                                               ============      ============      ============      ============

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS     $     (2,104)     $     (2,131)     $     (4,442)     $     (4,230)
                                               ============      ============      ============      ============

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE:
     From continuing operations                $      (0.07)     $      (0.11)     $      (0.15)     $      (0.23)
     From discontinued operations                        --                --                --                --
                                               ------------      ------------      ------------      ------------
     Net loss                                  $      (0.07)     $      (0.11)     $      (0.15)     $      (0.23)
                                               ============      ============      ============      ============

AVERAGE COMMON SHARES OUTSTANDING                28,716,134        18,716,134        28,716,134        18,716,134

DIVIDENDS PER COMMON SHARE                               --                --                --                --

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

                                                                        2004              2003
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                              $        246      $        218
     Operating expenses                                                     (121)             (175)
     Other income including income from discontinued operations                8                12
     Cash paid for interest                                                   (2)              (13)
                                                                    ------------      ------------
       Net cash provided by operating activities                             131                42
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in investment securities                                       361             1,260
     Decrease (increase) in loans receivable                                 246            (1,423)
     Other - net                                                               3                48
                                                                    ------------      ------------
       Net cash provided by (used in) investing activities                   610              (115)
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in repurchase agreements                           (250)              175
                                                                    ------------      ------------
       Net cash (used in) provided by financing activities                  (250)              175
                                                                    ------------      ------------

NET INCREASE IN CASH                                                         491               102

CASH AT BEGINNING OF PERIOD                                                  201                37
                                                                    ------------      ------------

CASH AT END OF PERIOD                                               $        692      $        139
                                                                    ============      ============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
     Net income from continuing operations                          $        115      $         76
     Income from discontinued operations                                      --                11
     Decrease in accrued income                                               (8)               (2)
     Increase (decrease) in liabilities                                       24               (47)
                                                                    ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           $        131      $         42
                                                                    ============      ============

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

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

     As a result of the receivership of City Federal, CityFed has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. CityFed's financial statements at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. At June 30, 2004, CityFed's business activities consisted primarily of the management of investments, and mortgage and real estate related investments as described below.

     During February 2002, CityFed organized CFF Services Corp. ("Services"). Services is incorporated in Delaware and is a wholly owned subsidiary of CityFed. The consolidated financial statements include the accounts and transactions of CityFed and Services (collectively referred to herein as the Company) after elimination of all intercompany activity. At the end of June 30, 2004, Services held $3,776,000 of real estate-related assets.

     Services originates, or purchases participations in, residential and commercial first and second mortgage loans, loans secured by real estate loans, and other real estate related loans. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis by management of the underlying characteristics of the borrower, his business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk to Services and is priced accordingly. The normal location of the collateral is in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

     Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at June 30, 2004 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

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

3. In July 1989, CityFed's Board of Directors suspended the payment of dividends on all three currently outstanding series of CityFed's stock. These include CityFed's common stock, $0.01 par value per share ("Common Stock"), on which CityFed had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of CityFed's preferred stock are cumulative. At June 30, 2004, dividends in arrears were $80.0 million and $49.8 million on CityFed's Series B and Series C Stock, respectively.

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

7. No provision for income taxes for the six months ended June 30, 2004 and 2003 have been included in the accompanying consolidated Financial Statements since the Company has available net operating losses for income tax reporting purposes. At June 30, 2004 and 2003, deferred tax assets have been fully reserved.

8. Certain prior year amounts have been reclassified to conform to current year presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

Since its determination in February 2003 to rely on Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended ("1940 Act"), CityFed has invested in money market instruments, corporate securities, and pass-through certificates issued by federally sponsored agencies in addition to its investment in Services and Services' investments. The operating expenses of CityFed consist of the salary of the employee of CityFed, interest expense on borrowings under repurchase agreements, the expenses of the office maintained by CityFed and the related office operating expenses of Services, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one office.

CityFed believes that it can satisfy its cash requirements for its next twelve months of operations from its existing assets or by utilizing borrowing arrangements secured by its investments. During such period, CityFed does not expect to purchase or sell plant or significant equipment, nor does CityFed intend to significantly change its number of employees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, CityFed had $5,398,000 in total assets, $5,458,000 in total liabilities and a stockholders' deficiency of $60,000 compared to $5,527,000 in total assets, $5,684,000 in total liabilities and a stockholders' deficiency of $157,000 at December 31, 2003. CityFed expects to meet its commitments to originate loans, borrowing commitments and its operating expenses from cash generated from operations, from the sale of marketable securities or from loan repayments.

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

Services invests in first and second mortgage loans, loans secured by real estate loans, and other real estate related loans. Some loans are originated directly by Services or purchased by assignment and serviced directly and some are purchased by participation certificates and the loans are serviced by the originator. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis by management of the underlying characteristics of the borrower, his business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk to Services and is priced accordingly. The normal location of the collateral is in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

At June 30, 2004, CityFed held 365,865 common shares of i2 Telecom International Inc. ("i2 Telecom"). As part of the original consideration, under certain conditions an additional 33,300 shares of common stock may be issued to CityFed. I2 Telecom became a public company on February 27, 2004 in a reverse merger. CityFed also holds a warrant to purchase 66,438 common shares of i2 Telecom at $0.903 per share until February 2006 and at $1.20 per share for an additional twelve months. Under terms of the purchase the shares, and any shares to be purchased upon exercise of the warrants, are restricted. 40% of the shares are to be registered upon the first registration of shares by i2 Telecom which has not occurred as of June 30, 2004.

RESULTS OF OPERATIONS

CityFed recorded a net income from continuing operations for the six months ended June 30, 2004 of $115,000. This compares to a net income from continuing operations in the amount of $76,000 for the six months ended June 30, 2003. There was income of $11,000 from discontinued operations for the six months ended June 30, 2003. There was no income or loss from discontinued operations in the six months ended June 30, 2004. Loss from the change in unrealized gain on available-for-sale securities was $18,000 for the six months ended June 30, 2004. There was an unrealized gain on available-for-sale securities for the six months ended June 30, 2003 of $108,000.

Interest on investments was $28,000 for the six months ended June 30, 2004 compared to $92,000 for the six months ended June 30, 2003 due to a lower amount of funds invested in securities in the 2004 period. Interest on loans for the six months ended June 30, 2004 was $226,000. Interest on loans for the six months ended June 30, 2003 was $124,000 due primarily to the lower amount of average loans outstanding in the 2003 period. Total expenses of $145,000 for the six months ended June 30, 2004 were more than the $128,000 for the same period in 2003.

CityFed recorded a net income from continuing operations for the three months ended June 30, 2004 of $54,000. This compares to a net income from continuing operations in the amount of $27,000 for the three months ended June 30, 2003. There was no income or loss from discontinued operations in either the three months ended June 30, 2004 or 2003. Loss from the change in unrealized gain on available-for-sale securities was $21,000 for the three months ended June 30, 2004. There was an unrealized gain on available-for-sale securities for the three months ended June 30, 2003 of $108,000.

Interest on investments was $13,000 for the three months ended June 30, 2004 compared to $42,000 for the three months ended June 30, 2003 due to a lower amount of funds invested in securities in the 2004 period. Interest on loans for the three months ended June 30, 2004 was $112,000. Interest on loans for the three months ended June 30, 2003 was $67,000 due primarily to the lower amount of loans outstanding in the 2003 period. Total expenses of $77,000 for the three months ended June 30, 2004 were more than the $74,000 for the same period in 2003.

The basic (and diluted) loss per common share of $0.15 and $0.15 for the six months ended June 30, 2004 and $0.23 and $0.23 for the six months ended June 30, 2003, is after the deduction of unpaid preferred dividends of $4,557,000 in 2004 and $4,317,000 in 2003. The basic (and diluted) loss per common share of $0.07 and $0.07 for the three months ended June 30, 2004 and $0.11 and $0.11 for the three months ended June 30, 2003, is after the deduction of unpaid preferred dividends of $2,278,000 in 2004 and $2,158,000 in 2003. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

OFF-BALANCE SHEET ARRANGEMENTS

CityFed is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in CityFed's consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement CityFed has in the financial instruments. CityFed's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. CityFed uses the same credit policies in making commitments as it does for on-balance sheet instruments. At June 30, 2004, the contractual notional amounts representing commitments to fund loans in the future totals $485,000.

ITEM 3. CONTROLS AND PROCEDURES.

CityFed has adopted disclosure controls and procedures as required by Section 302 of the Sarbanes-Oxley Act and the Securities and Exchange Commission's rules thereunder. CityFed's disclosure controls and procedures reflect the fact that it currently has only one employee. CityFed's President, Chief Executive Officer and Treasurer has evaluated the effectiveness of these disclosure controls and procedures as of the end of the quarterly period ending June 30, 2004. There have been no changes to CityFed's internal controls during the second quarter of 2004 or from June 30, to August 17, 2004.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At June 30, 2004 there are no suits or claims against CityFed. For a description of the settlement of prior indemnification claims of current or former officers and directors see the description under Settlement of Claims in Part I Item 1-Description of Business in CityFed's 2003 Form 10-KSB.

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

          Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of June 30, 2004, the aggregate deficiency on the Series B Stock was approximately $80.0 million and the aggregate deficiency on the Series C Stock was approximately $49.8 million.

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


Date: August 17, 2004