Form 10KSB
period 2004-12-31
CITYFED FINANCIAL CORP
filed 2005-04-18
CIK 744765

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

  (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2004

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________


           Commission file number: 000-13311





                             CityFed Financial Corp.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            Delaware                                     22-2527684
  ----------------------------                       ----------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification No.)


            PO Box 3126, Nantucket, MA                     02584
     ----------------------------------------            ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]
================================================================================

State issuer's revenues for its most recent fiscal year: $542,000 for the year ended December 31, 2004.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of March 16, 2005 was $117,664. The market value of the registrant's Series C Stock is based on the sales price of $0.0001 on March 16, 2005 as reported by the OTCBB. The market value of the registrant's Common Stock is based on the sales price of $0.006 on March 16, 2005 as reported by the OTCBB. The market value of the registrant's Series B Stock is based on the sales price of $0.0001 on March 11, 2005 as reported by the OTCBB.

The number of shares outstanding of the registrant's Common Stock, as of March 23, 2005, was 28,716,134.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X}

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

As a result of the receivership of City Federal, CityFed has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. CityFed's financial statements at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. At December 31, 2004, CityFed's business activities consisted of the management of securities and investments in mortgage loans and other real estate related loans as described below.

After the settlements described below, CityFed has expanded its investment options through a subsidiary, CFF Services Corp. ("Services"). Services was incorporated in Delaware in February 2002. Services invests in first and second mortgage loans and other real estate related assets including pass-through certificates issued by federally sponsored agencies. The consolidated financial statements include the accounts and transactions of CityFed and Services after elimination of all intercompany activity. At the end of December 31, 2004, Services held $4,503,000 of real estate-related assets.

Services invests in first and second mortgage loans, loans secured by real estate loans, and other real estate related loans including construction and acquisition, development and construction loans. Some loans are purchased by assignment and serviced directly and some are purchased by participation certificates and the loans are serviced by the originator. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis of the underlying characteristics of the borrower, his business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk and is priced accordingly. The normal location of the collateral is in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

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

In December 2003, CityFed entered into Mutual Release Agreements with three additional claimants in the two matters described below in return for the issuance of $4,750,000 in notes payable due on May 31, 2007 and the issuance of 10,000,000 common shares and 1,200,000 shares of Series C Stock. Immediately prior to entering into the Mutual Release Agreements, CityFed had recorded approximately $5,616,000 of estimated indemnification liabilities related to such claimants. The aggregate principal and interest due under the notes upon maturity totals approximately $5,561,000 and is included in notes payable, shareholders at December 31, 2004 in the accompanying consolidated statement of financial condition.

At December 31, 2003, the settlements described in the immediately preceding two paragraphs resolved all claims asserted by the RTC against individuals relating to CityFed or City Federal except for those of two individuals who cannot be located and whose total claims are estimated to be $14,000 in the aggregate, which amount was carried in other liabilities at December 31, 2003 and has been removed at December 31, 2004 resulting in a gain from discontinued operations of $14,000 in the year ended December 31, 2004. If the individuals are located the payments will be made and expensed at that time.

The expenses and settlements that gave rise to the claims aggregated $7,415,000 at December 31, 2000, which amount had been included in CityFed's financial statements under other liabilities. The liabilities were eliminated as the settlements were executed. In addition to the gain (recorded as discontinued operations) from the settlements in 2004 and 2003 and the issuance of the notes referred to above, the stock issued in the settlements increased the par value and paid in capital accounts by $264,000 in 2003. During 2004, as a result of changes in interest rates under the notes payable $151,000 of previously recognized paid in capital was reduced to zero.

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

TAX LIABILITIES

CityFed's liability for federal income taxes for tax years through 1990 was calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institutions created by the OTS to acquire the assets and liabilities of City Federal. Under the applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), and the regulations thereunder, all members of the consolidated group, including CityFed, are jointly and severally liable for any income taxes owed by the group. CityFed has not included City Federal and the successor institutions in the Federal income tax returns CityFed filed or will file for its tax years 1991 through 2004. CityFed's position is not free from challenge, although CityFed believes that its position is reasonable under the current tax law.

CURRENT ACTIVITIES

Since its determination to rely on Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended ("1940 Act"), which exempts from registration as an investment company any person who is primarily engaged in "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," CityFed has invested in money market instruments, corporate securities, and pass-through certificates issued by federally sponsored agencies in addition to its investment in Services and Services' investments. The operating expenses of CityFed consist of the salaries of the employees of CityFed, interest expense on borrowings, the expenses of the office maintained by CityFed and the related office operating expenses of managing the investments of Services, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, CityFed has one full-time employee and one office.

CityFed believes that it can satisfy its cash requirements for its next twelve months of operations from its existing assets or by utilizing borrowing arrangements secured by its investments. During such period, CityFed does not expect to purchase or sell plant or significant equipment, nor does CityFed intend to significantly change its number of employees.


ITEM 2.    DESCRIPTION OF PROPERTY.

CityFed occupies an office condominium purchased in September 2004 located at 37 Old South Road, Nantucket, Massachusetts.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On May 29, 1990, CityFed's Common Stock and Series B Stock were delisted from Nasdaq at the request of CityFed. The Series C Stock was delisted from Nasdaq at the end of 1989. CityFed also requested that the London Stock Exchange delist CityFed's Common Stock and such stock was delisted. Thus, at present, there is no public trading market for the Common Stock, the Series C Stock or the Series B Stock. Consequently, set forth below (except as otherwise noted) are the high and low sales prices of such securities during the reported periods as reported by Pink Sheets LLC. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     2003        First Quarter   Second Quarter   Third Quarter   Fourth Quarter
     ----        -------------   --------------   -------------   --------------
Common Stock      .005-.0001      .0001-.0001      .0001-.0001      .01-.0001
Series B Stock    .001-.0001      .0001-.0001      .0001-.0001      .0001-.0001
Series C Stock    .0001-.0001     .0001-.0001      .0001-.0001      .001-.0001

     2004        First Quarter   Second Quarter   Third Quarter   Fourth Quarter
     ----        -------------   --------------   -------------   --------------
Common Stock      .0001-.0001     .0001-.0001      .01-.0001        .005-.0001
Series B Stock    .0001-.0001     .0001-.0001      .0001-.0001      .01-.0001
Series C Stock    .0001-.0001     .0001-.0001      .0001-.0001      .001-.0001
___________________

The approximate number of holders of record of Common Stock as of February 28, 2005 was 9,700.

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

Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of December 31, 2004, the aggregate deficiency on the Series B Stock was $82.6 million and the aggregate deficiency on the Series C Stock was $51.7 million.

CityFed does not anticipate being able to pay any dividends on its Series B Stock, its Series C Stock or its Common Stock for the foreseeable future. CityFed has not paid any dividends on its Common Stock since the second quarter of 1989.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

CityFed's significant accounting policies are disclosed in the footnotes to CityFed's consolidated financial statements in Item 7 hereof. Management believes the following significant accounting policies also are considered critical accounting policies:

         Loan impairment - A loan is considered impaired when, based on available information or current events, it is probable that CityFed will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. CityFed measures impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that foreclosure is probable. At December 31, 2004 and 2003 and for the years then ended, CityFed had no impaired loans.

         Allowance for loan losses - Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at December 31, 2004 and 2003 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, CityFed had $5,529,000 in total assets, $5,588,000 in total liabilities and $59,000 in stockholders' deficiency compared to $5,527,000 in total assets, $5,684,000 in total liabilities and a stockholders' deficiency of $157,000 at December 31, 2003. CityFed expects to meet its commitments to originate loans, borrowing commitments and its operating expenses from cash generated from operations, from the sale of marketable securities, from secured borrowings or from loan repayments. See Item 1., "Description of Business - Current Activities."

CURRENT OPERATIONS

After the settlements described in Item 1, CityFed determined to expand its investment options to include pass-through certificates issued by federally sponsored agencies, corporate debt and equity securities and to include an investment in a subsidiary that invests in first and second mortgage loans and other real estate related assets including pass-through certificates issued by federally sponsored agencies. Proceeds from CityFed's investment in Services are used by Services to fund its investments in first and second mortgage loans and other real estate assets. To provide liquidity for its investment in Services, CityFed has and may from time to time in the future enter into secured borrowings utilizing its or Services' investments.

Services invests in first and second mortgage loans, loans secured by real estate loans, and other real estate related loans including construction and acquisition, development and construction loans. Some loans are purchased by assignment and serviced directly and some are purchased by participation certificates and the loans are serviced by the originator. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis of the underlying characteristics of the borrower, his business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk and is priced accordingly. The normal location of the collateral is in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

At December 31, 2004, CityFed held 139,520 registered and 229,118 restricted common shares of i2 Telecom International Inc. ("i2 Telecom"). As part of the original consideration, under certain conditions an additional 33,300 shares of common stock may be issued to CityFed. i2 Telecom became a public company on February 27, 2004 in a reverse merger. CityFed also holds a warrant to purchase 66,438 common shares of i2 Telecom at $0.903 per share until February 2006 and at $1.20 per share for an additional twelve months. At December 31, 2004, the registered shares are recorded at the market value of $0.72 and the restricted shares are recorded at cost.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

CityFed recorded income from continuing operations for the year ended December 31, 2004 of $225,000. This compares to income from continuing operations in the amount of $146,000 for the year ended December 31, 2003. The net income of $239,000 for the year ended December 31, 2004 is after income of $14,000 from discontinued operations. The net income of $172,000 for the year ended December 31, 2003 is after income of $26,000 from discontinued operations.

Interest on investments is $48,000 for the year ended December 31, 2004 compared to $144,000 for the year ended December 31, 2003 due to the lower average amount of invested funds. Total income (interest and non-interest income) for the year ended December 31, 2004 is $526,000 and compares to $449,000 for the year ended December 31, 2003. Interest on loans for 2004 totaled $483,000 compared to $322,000 for the year ended December 31, 2003 due to the higher average amount of funds invested in loans. Total expenses (interest, income taxes and other expenses) of $317,000 for the year ended December 31, 2004 are less than the $323,000 for the same period in 2003. Income tax expense, current for the year ended December 31, 2004 does not have a relationship to expected income tax expense computed at the expected statutory tax rates since it represents only income taxes payable to the state based on the taxable income of Services which is not allowable to be offset by the Company's available state net operating loss carryforwards.


The basic (and diluted) loss per share from continuing operations of $0.31 and $0.45 for the years ended December 31, 2004 and 2003, respectively, is after the deduction of unpaid preferred dividends of $9,114,000 in 2004 and $8,634,000 in 2003. The basic (and diluted) net loss per share of $0.31 and $0.45 for the years ended December 31, 2004 and 2003, respectively, is after the deduction of unpaid preferred dividends of $9,114,000 in 2004 and $8,634,000 in 2003. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

OFF-BALANCE SHEET ARRANGEMENTS

CityFed is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in CityFed's consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement CityFed has in the financial instruments. CityFed's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. CityFed uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2004, the contractual notional amounts representing commitments to fund loans in the future totals $258,000.

ITEM 7.    FINANCIAL STATEMENTS.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CityFed Financial Corp:

We have audited the accompanying consolidated statement of financial condition of CityFed Financial Corp. (the Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CityFed Financial Corp. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.



/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

Providence, Rhode Island
April 12, 2005

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2004
================================================================================
(DOLLARS IN THOUSANDS)



ASSETS
------

Cash and cash equivalent                                           $         68
Available for sale securities                                               658
Loans receivable                                                          4,503
Non-marketable securities                                                   120
Other assets                                                                180
                                                                   ------------

TOTAL ASSETS                                                       $      5,529
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  Accrued expenses                                                           27
  Notes payable, Shareholders                                             5,561
                                                                   ------------

           Total liabilities                                              5,588
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock, 30,000,000 shares authorized:
     $2.10 cumulative convertible, Series B, $25 par value,
         issued and outstanding: 2,538,550                               63,464
     Series C Junior, cumulative, $.01 par value,
         liquidation preference $3.00 per share, shares
         issued and outstanding: 9,457,079                                   95
  Common stock, $.01 par value, 100,000,000 shares
         authorized, issued: 28,915,134,
         outstanding: 28,716,134                                            288
  Additional paid-in capital                                            108,875
  Accumulated deficit                                                  (171,831)
  Accumulated other comprehensive income                                     50
  Treasury stock (199,000 shares of common stock), at cost               (1,000)
                                                                   ------------

           Total stockholders' deficiency                                   (59)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $      5,529
                                                                   ============


See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       2004            2003
                                                   ------------    ------------
INTEREST INCOME:
     Interest on investments                       $         48    $        144
     Interest on loans                                      483             322
                                                   ------------    ------------
            Total interest income                           531             466

INTEREST EXPENSE
     Repurchase agreements and other                         16              20
                                                   ------------    ------------
            Net interest income                             515             446
                                                   ------------    ------------
NON-INTEREST INCOME
     Loan fees                                               11               3
                                                   ------------    ------------
            Total non-interest income                        11               3
                                                   ------------    ------------
EXPENSES:
     Compensation and employee benefits                     158             195
     Other operating expenses                               128             108
                                                   ------------    ------------
            Total expenses                                  286             303
                                                   ------------    ------------
INCOME BEFORE INCOME TAX EXPENSE                            240             146
                                                   ------------    ------------
     Income Tax Expense, Current                             15              --
                                                   ------------    ------------
NET INCOME AFTER TAXES FROM CONTINUING OPERATIONS           225             146

NET INCOME FROM DISCONTINUED OPERATIONS (Note 2)             14              26
                                                   ------------    ------------

NET INCOME                                                  239             172
                                                   ------------    ------------
OTHER COMPREHENSIVE INCOME:
     Unrealized gain on investment securities
         transferred to available-for-sale                   --             107
     Change in unrealized gain (loss) on available
         -for-sale securities                                10             (67)
                                                   ------------    ------------
TOTAL OTHER COMPREHENSIVE INCOME                             10              40
                                                   ------------    ------------

COMPREHENSIVE INCOME                               $        249    $        212
                                                   ============    ============

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS(Note 1) $     (8,875)   $     (8,462)
                                                   ============    ============
BASIC AND DILUTEDLOSS PER COMMON SHARE:
     From continuing operations                    $      (0.31)   $      (0.45)
     From discontinued operations                  $         --    $         --
                                                   ------------    ------------
     Net loss                                      $      (0.31)   $      (0.45)
                                                   ============    ============

AVERAGE COMMON SHARES OUTSTANDING                    28,716,134      19,023,826

DIVIDENDS PER COMMON SHARE                                   --              --


See notes to consolidated financial statements

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================
(DOLLARS IN THOUSANDS)

                                                                                         ACCUMULATED
                                                            ADDITIONAL                      OTHER
                              PREFERRED        COMMON        PAID-IN      ACCUMULATED   COMPREHENSIVE    TREASURY
                                STOCK          STOCK         CAPITAL        DEFICIT         INCOME         STOCK          TOTAL
                             -----------------------------------------------------------------------------------------------------
BALANCE,
     DECEMBER 31, 2002            63,546            188        108,875       (172,242)            --         (1,000)          (633)

Comprehensive income:
     Net income                       --             --             --            172             --             --            172
     Unrealized gain on               --             --             --             --             40             --             40
       available-for-sale
       securities
Issuance of stock                     13            100            151             --             --             --            264
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
BALANCE,
     DECEMBER 31, 2003       $    63,559    $       288    $   109,026    $  (172,070)   $        40    $    (1,000)   $      (157)
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========


Comprehensive income:
     Net income                       --             --             --            239             --             --            239
     Unrealized gain on               --             --             --             --             10             --             10
       available-for-sale
       securities
Increase in notes payable,
shareholders                                                      (151)            --             --             --           (151)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
BALANCE,
     DECEMBER 31, 2004       $    63,559    $       288    $   108,875    $  (171,831)   $        50    $    (1,000)   $       (59)
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========



See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================
(DOLLARS IN THOUSANDS)


                                                       2004            2003
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                             $        514    $        470
     Operating expenses                                    (303)           (407)
     Other income including income from
        discontinued operations                              25              29
     Cash paid for Interest                                 (11)            (20)
     Increase in loans receivable                          (471)         (2,122)
                                                   ------------    ------------
        Net cash used in operating activities              (246)         (2,050)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from principal repayments of
        investment securities                               577           2,767
     Purchase of corporate equity securities                (40)           (150)
     Other - net                                           (174)             47
                                                   ------------    ------------
        Net cash provided by investing activities           363           2,664
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in secured borrowings                        (250)           (450)
                                                   ------------    ------------
     Net cash used in financing activities                 (250)           (450)
                                                   ------------    ------------

NET (DECREASE) INCREASE IN CASH                            (133)            164

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                            201              37
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $         68    $        201
                                                   ============    ============

RECONCILIATION OF NET INCOME TO NET CASH USED IN
OPERATING ACTIVITIES:
     Net income from continuing operations         $        225    $        146
     Income from discontinued operations                     14              26
     Increase in loans receivable                          (471)         (2,122)
     (Increase) decrease in other assets                    (17)              4
     Increase (decrease) in other liabilities                 3            (104)
                                                   ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES              $       (246)   $     (2,050)
                                                   ============    ============



Non-cash financing transaction   -  See note 9

CITYFED FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

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

Cash and cash equivalent - Cash includes cash on hand and in banks and money market accounts. At December 31, 2004, the Company had a cash equivalent totaling $13,534 which is uninsured.

Investment securities - In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. During 2003, the Company reclassified all its securities from held to maturity to available for sale in response to a change in business strategy under which the Company no longer had the positive intent to hold securities to maturity but rather has the intent to hold securities for an indefinite period. Held to maturity securities were carried at amortized cost. Available for sale securities are carried at fair value, based principally on quoted market prices. Securities for which sale by the Company is restricted have been categorized as non-marketable equity securities and have been valued at cost. Unrealized holding gains and losses resulting from changes in fair value are reported in other comprehensive income (loss). Securities sold are identified using the specific identification method.

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

Loan impairment - A loan is considered impaired when, based on available information or current events, it is probable that the Company will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. The Company measures impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that foreclosure is probable. At December 31, 2004 and for the year then ended, the Company had no impaired loans.

Allowance for loan losses - Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at December 31, 2004 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

Earnings per share - As required by SFAS No. 128, "Earnings Per Share," the Company computes basic income (loss) per common share by dividing net income
(loss), after consideration of payment of preferred dividends (to shareholders of record on December 15th) of $9,114,000 in 2004 and $8,634,000 in 2003, by the weighted average number of common shares outstanding during each period.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.    DISCONTINUED OPERATIONS

On December 7, 1989, the OTS declared City Federal insolvent and ordered it closed. The RTC was appointed receiver to handle all matters related to City Federal. Operations of City Federal, which accounted for substantially all of CityFed's operations, have been reflected as discontinued operations. The accompanying consolidated statements of operations include income from discontinued operations of $14,000 for the year ended December 31, 2004, and income from discontinued operations of $26,000 for the year ended December 31, 2003, to reflect adjustments to previously estimated recorded liabilities relating to the indemnification claims associated with City Federal (see Note
9).

3.    INVESTMENT SECURITIES

At December 31, 2004, investment securities are summarized as follows (dollars in thousands):

                                     Principal               Carrying      Fair
Available for sale:                   Amount       Cost        Value       Value
  Federal agency:                     ------      ------      ------      ------
      FNMA 6.0% mortgage backed
        securities final maturity
        2/1/32                        $  228      $  211      $  236      $  236
      FNMA 6.5% mortgage backed
        securities final maturity
        4/1/32                           304         324         320         320
  Equity securities                       70          70          99          99
Non-marketable equity securities         120         120         120         n/a
Accrued interest                          --          --           3           3
                                      ------      ------      ------      ------
Total                                 $  722      $  725      $  778      $  658
                                      ======      ======      ======      ======

4.    LOANS

At December 31, 2004, loans and their contractual maturities are summarized as follows (dollars in thousands):

                                  2005    2006    2007    2008    2009    Total
                                  ----    ----    ----    ----    ----    -----

Residential mortgage loans      $  383    $ 90                     $62   $  535

Commercial mortgage loans        2,342     248    $177                    2,767

Residential construction loans   1,105                                    1,105

Other commercial loans,
  real estate secured               77                                       77

Accrued interest receivable         40     --      --      --      --        40
                                ------    ----    ----    ----    ----   ------
                                $3,947    $338    $177             $62    4,524
                                ======    ====    ====    ====    ====   ======
Deferred loan fees                                                          (21)
                                                                         ------
Total loans, net                                                         $4,503
                                                                         ======

Loans totaling $360,000 due on or prior to December 31, 2004 have been included within the 2005 contractual maturity column. Loans are structured, principally, to be repaid in one lump sum at the end of the term, and interest only, at rates ranging from 7.5% to 12%, is earned and received monthly.

It is the Company's expectation that a substantial portion of the portfolio might be renewed or repaid before contractual maturity dates. The above tabulation is, therefore, not to be regarded as a forecast of future cash collections.

At December 31, 2004, two borrowers comprise approximately 30% of total loans receivable.

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement the Company has in the financial instruments. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2004, the contractual notional amounts representing commitments to fund loans in the future totals $258,000.

5.    BORROWINGS

At December 31, 2003, the Company had borrowings totaling $250,000 under a repurchase agreement with Merrill Lynch bearing interest at a rate of 5.0% which settled in January 2004. There were no borrowings at December 31, 2004. The Company paid cash for interest totaling $10,000 and $20,000 for the years ended December 31, 2004 and 2003, respectively.

6.    NOTES PAYABLE, SHAREHOLDERS

Notes payable, shareholders (see Note 9) at December 31, 2004 include the principal balance of $4,750,000, which is payable at maturity on May 31, 2007. The balance also includes interest payable at maturity of $811,000, which is comprised of $210,000 computed at the prime rate as it existed from time to time through December 31, 2004 and the balance of $601,000 computed at 5.25% (the prime rate at December 31, 2004) through maturity. The interest is due at the maturity of the notes and, when actually paid, will be computed at the prime rate as it will exist from time to time until maturity. During 2004 the prime rate increased in excess of the amount previously recorded and the increase has been recognized as a reduction in the amount previously recognized as paid-in-capital in the amount of $151,000 and a charge to interest expense of $6,000. Any increase of the amount recorded as a liability resulting from increases in interest rates after December 31, 2004 will be charged as an expense to operating income.

7.    INCOME TAXES

The Company was the parent company of an affiliated group of corporations that filed consolidated income tax returns. On December 7, 1989, the OTS appointed the RTC as receiver for City Federal. A new federal mutual savings bank, City Savings Bank, F.S.B. ("City Savings"), was created by the OTS. City Savings acquired all deposits and substantially all of the assets and liabilities of City Federal. CityFed's liability for Federal income taxes for the tax years through 1990 were calculated on the basis of CityFed's inclusion in a consolidated group that includes City Federal and the successor institution created by the OTS to acquire the assets and liabilities of City Federal. For its tax years 1991 through 2004, CityFed has filed or will file its Federal income tax returns on a separate company basis, which excludes City Federal and the successor institution. (See Note 2).

At December 31, 2004, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $24,938,000 of which $17,920,000 expires in 2005 and the remaining amounts expire in various years through 2022. Operating loss carryforwards for Massachusetts and Florida state tax purposes, which expire in various years through 2008, were approximately $5,049,000 at December 31, 2004.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards. The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 2004 and 2003 are as follows:

                                                          2004           2003
                                                      -----------    -----------
Deferred tax assets:
       Operating loss carryforwards                   $ 8,779,000    $ 8,973,000
       Other liabilities                                2,221,000      2,243,000
                                                      -----------    -----------
Total deferred tax assets                              11,000,000     11,216,000
                                                      -----------    -----------
Deferred tax liabilities                                       --             --
                                                      -----------    -----------
Net deferred tax asset before valuation allowance      11,000,000     11,216,000

Valuation allowance                                    11,000,000     11,216,000
                                                      -----------    -----------
Net deferred tax asset                                $        --    $        --
                                                      ===========    ===========

There was a $216,000 decrease in the valuation allowance for the year ended December 31, 2004 and a $3,000 increase in the valuation allowance for the year ended December 31, 2003.

Income tax expense, current for the year ended December 31, 2004 does not have a relationship to expected income tax expense computed at the expected statutory tax rates since it represents only income taxes payable to the state based on the taxable income of Services which is not allowable to be offset by the Company's available state net operating loss carryforwards.

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

The Company suspended dividend payments in July 1989. At December 31, 2004, cumulative unpaid dividends totaled $82.6 million ($32.55 per share) and $51.7 million ($6.20 per share for 8,257,079 shares and $0.40 per share for 1,200,000 shares) for the Series B and C preferred stock, respectively.

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

Settlement of RTC Actions - During 2003, CityFed entered into settlements with two claimants in the matters described below in the aggregate amount of approximately $28,000 and recognized income from discontinued operations for the difference between the estimated indemnification liabilities recorded for such individuals and the amount of the ultimate settlements. Also during 2003, CityFed entered into settlements with two individuals in a separate matter for approximately $45,000 and recognized income from discontinued operations for the difference between the estimated indemnification liabilities recorded for such individuals and the amount of the ultimate settlements.

In December 2003, CityFed entered into Mutual Release Agreements with three additional claimants in the two matters described below in return for the issuance of $4,750,000 in notes payable due on May 31, 2007 (see Note 6) and the issuance of 10,000,000 common shares and 1,200,000 shares of Series C preferred stock. Immediately prior to entering into the Mutual Release Agreements, CityFed had recorded approximately $5,619,000 of estimated indemnification liabilities related to such claimants. Upon execution of the Mutual Release Agreements, the Company recorded the aggregate principal and interest due under the notes upon maturity (based on the interest rate then in effect) totaling approximately $5,405,000. CityFed recognized the difference between the amount of estimated indemnification liabilities recorded and the aggregate principal and interest due under the notes through maturity, totaling $264,000, as approximately $13,000 of preferred shares equal to the par value of such preferred shares issued in connection with the settlements, approximately $100,000 of common shares equal to the par value of such common shares issued in connection with the settlements, and the remaining approximate $151,000 as additional paid-in capital. As a result of increases in interest rates from the execution of the Mutual Release Agreements through December 31, 2004, the

Company reduced the amount originally recorded as additional paid in capital, recognized approximately $6,000 as interest expense for the year ended December 31, 2004 and increased the notes payable, shareholders to $5,561,000.

At December 31, 2003, the settlements described in the immediately preceding two paragraphs resolved all claims asserted by the RTC against individuals relating to CityFed or City Federal except for those of two individuals who cannot be located and whose total claims are estimated to be $14,000 in the aggregate, which amount was carried in other liabilities at December 31, 2003 and has been removed at December 31, 2004 resulting in a gain from discontinued operations of $14,000 in the year ended December 31, 2004. If they come forward the payments will be made and expensed at that time.

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

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalent, accrued interest and accrued expenses approximate their fair values. The fair values of investment securities available for sale were based on quoted market prices. The fair values of loans receivable were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality, and approximate their carrying amounts. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the borrower's credit standing, and approximate their contractual notional amounts. Fair value of notes payable is estimated based on current rates offered to the Company for debt of the same maturities with similar collateral requirements and approximate their carrying value.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A.   CONTROLS AND PROCEDURES

CityFed has adopted disclosure controls and procedures as required by Section 302 of the Sarbanes-Oxley Act and the Securities and Exchange Commission's rules thereunder. CityFed's disclosure controls and procedures reflect the fact that it currently has only one employee. CityFed's President, Chief Executive Officer and Treasurer has evaluated the effectiveness of these disclosure controls and procedures as of the end of 2004. There have been no changes to CityFed's internal controls during the last quarter of 2004.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

The current directors of CityFed are as follows:

                                   Positions Held                       Director
         Name                       With CityFed              Age(1)    Since(2)
         ----                       ------------              ------    --------
Class I-Term Expired 1994

John W. Atherton, Jr.           Director, Chairman,             62        1987
                                President, Chief Executive
                                Officer and Treasurer

Class II-Term Expired 1992

Peter R. Kellogg                Director                        61        1984

Directors Elected by the
Holders of Series B Stock

Richard N. Morash               Director                        61        1991
Stephen L. Ranzini              Director                        39        1991
----------------------
(1)  At January 31, 2005.
(2)  All directors serve until their successors have been elected and qualify.

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

Mr. Ranzini has been, since July 1988, President, Chief Executive Officer and a Director of University Bancorp Inc., the holding company for University Bank ("Bank"), located in Ann Arbor, Michigan. In January 1994, he became a Director of the Bank, in November 1994, he became the President of the Bank, in December 1995, he became Senior Vice President - Mortgage Banking of the Bank, and in November 1997, he became President and Chairman of the Bank. In May 1993, Mr. Ranzini became a Director and the Treasurer of Michigan BIDCO, a community development lending organization, and was elected President and Chairman in January 2003. Since July 1997, Mr. Ranzini has served as a Director of Newco Bancorp and its predecessor, Municipal Bankers Corp., a CEDAR reporting Canadian investment company previously listed on the Toronto Stock Exchange. Mr. Ranzini was also elected Chairman of Jove Corporation in December 2003, an SEC reporting company previously listed on the Nasdaq Stock Market, now traded OTC.

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

See Item 1., "Description of Business," concerning the receivership of City Federal.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of CityFed's knowledge, all directors, officers and more than 10% beneficial owners of CityFed have filed all reports on Forms 3, 4 and 5 required to be filed by them for the year ended December 31, 2004.


ITEM 10.   EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or accrued by CityFed for CityFed's one officer whose aggregate compensation exceeded $100,000 in 2004.

                                              Annual Compensation
                                -----------------------------------------------
Name and Principal                                               Other Annual
Position                        Year    Salary($)    Bonus($)   Compensation($)
--------------------------      ----    ---------    --------   ---------------
John W. Atherton, Jr.           2004     100,000      22,500       27,791(1)
Chairman, Director,             2003     135,000      25,000       26,843(1)
President, Chief Executive      2002     135,000           0       23,920(1)
 Officer and Treasurer

-----------
(1) Represents amounts paid for Mr. Atherton's health insurance and for life insurance for which Mr. Atherton may designate the beneficiary.

CityFed does not have employment agreements with its officers.

DIRECTORS' COMPENSATION

Directors of CityFed received an annual fee of $1,500 in 2004. One meeting was held in 2004. Directors of CityFed who are compensated as officers of CityFed do not receive separate compensation for service on the Board of Directors of CityFed.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to those persons known to CityFed to own, or who may be deemed to own, beneficially more than five percent of any class of voting stock of CityFed (Common Stock, Series B Stock or Series C Stock) as of February 28, 2005. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the stock indicated. Information contained in the table is based on reports filed with or information otherwise supplied to CityFed by the listed beneficial owners.

--------------------------------------------------------------------------------
NAME AND ADDRESS OF            NUMBER OF SHARES
BENEFICIAL OWNER              BENEFICIALLY OWNED          PERCENT OF CLASS
--------------------------------------------------------------------------------
Peter R. Kellogg                 9,898,712(1)        31.76 percent of the Common
48 Wall Street                                       Stock and 8.25 percent of
New York, New York  10005                            the Series C Stock


Jove Corporation                   445,800(2)        17.56 percent of the Series
3220 Coolidge                                        B Stock
Berkley, Michigan  48072


James R. Connacher                 452,550           1.59 percent of the Common
514 St. Clair Avenue East                            Stock and 6.12 percent of
Toronto, Ontario, Canada M4                          the Series B Stock


Frank A. Constantini               452,550           1.59 percent of the Common
41 Glen Road                                         Stock and 6.12 percent of
Toronto, Ontario, Canada M4                          the Series B Stock


Peter T. Hyland                    450,050           1.59 percent of the Common
129 Oarfield Avenue                                  Stock and 6.12 percent of
Toronto, Ontario, Canada M4                          the Series B Stock


Philadelphia Bourse, Inc.        1,756,292           18.57 percent of the Series
Suite 120                                            C Stock
4601 Forbes Boulevard
Lanham, Maryland 20706-4313
--------------------------------------------------------------------------------

(1) Includes 9,118,824 shares of Common Stock and 779,888 shares of Series C Stock.

(2) The shares are deemed to be beneficially owned by Mr. Ranzini. This information is based on an amended Schedule 13 D filed by Stephen L. Ranzini and Jove Corporation on March 24, 2004.


SECURITIES OWNERSHIP OF MANAGEMENT

The following table sets forth information concerning the shares of Common Stock, Series C Stock and Series B Stock beneficially owned by each director of CityFed, and by all officers and directors as a group, as of February 28, 2005. Except as otherwise noted, each beneficial owner listed has sole investment and voting powers with respect to the stock indicated.

Common Stock
------------
                                             Number of Shares          Percent
   Name                                     Beneficially Owned         of Class
   ----                                     ------------------         --------
   John W. Atherton, Jr.                          61,105(2)                (1)
   Peter R. Kellogg                            9,118,824                 31.76
   Richard N. Morash                              97,502                   (1)
   Stephen L. Ranzini                                  0                     0

   All Directors and Officers as a Group       9,277,431(2)              32.31
   (4 Persons)

----------------
(1)  Less than 1.0%.

(2) Includes 19,169 shares held by Mr. Atherton's wife and 7,168 shares held in custodial accounts for Mr. Atherton's children with respect to which Mrs. Atherton is custodian.

Series C Stock
--------------
                                             Number of Shares          Percent
   Name                                     Beneficially Owned         of Class
   ----                                     ------------------         --------
   John W. Atherton, Jr.                           404,402(2)            4.28
   Peter R. Kellogg                                779,888               8.25
   Richard N. Morash                                49,511                (1)
   Stephen L. Ranzini                                    0                  0


   All Directors and Officers as a Group         1,233,801              13.05
   (4 Persons)

----------------
(1)  Less than 1.0%.

(2) Includes 4,402 shares held in custodial accounts for Mr. Atherton's children with respect to which Mr. Atherton's wife is custodian.

Series B Stock
--------------
                                             Number of Shares          Percent
   Name                                     Beneficially Owned         of Class
   ----                                     ------------------         --------
   John W. Atherton, Jr.                             150                  (1)
   Peter R. Kellogg                                    0                   0
   Richard N. Morash                                   0                   0
   Stephen L. Ranzini                            445,800(2)              17.56

   All Directors and Officers as a Group         445,950(2)              17.57
   (4 Persons)

----------------
(1)  Less than 1.0%.

(2) The shares are deemed to be beneficially owned by Mr. Ranzini. This information is based on an amended Schedule 13 D filed by Stephen L. Ranzini and Jove Corporation on March 24, 2004.


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

     None

(11) Statement regarding computation of per share earnings (loss).

(14) Code of Ethics

(21) Subsidiaries of CityFed.

(31) Rule 15d-14(a) Certification

(32) Section 1350 Certification

(b)  Reports on Form 8-K.

     None



ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Aggregate fees billed by Lefkowitz, Garfinkel, Champi & DeRienzo P.C. for professional services rendered for the audit of CityFed's annual consolidated financial statements included in this Annual Report on Form 10-KSB and the review of interim consolidated financial statements included in CityFed's Quarterly Reports on Form 10-QSB and the review of the application of new accounting pronouncements and SEC releases were $25,900 and $19,200 for the years ended December 31, 2004 and 2003, respectively.

AUDIT-RELATED FEES

There were no fees for assurance and related services that were billed separately by Lefkowitz, Garfinkel, Champi & DeRienzo P.C. in fiscal years 2004 or 2003.

TAX FEES

Aggregate fees billed by Lefkowitz, Garfinkel, Champi & DeRienzo P.C. for tax compliance services were $300 and $2,300 for the years ended December 31, 2004 and 2003, respectively.

ALL OTHER FEES

There were no other fees billed by Lefkowitz, Garfinkel, Champi & DeRienzo P.C. in fiscal years 2004 or 2003.

Before the independent accountant is engaged by CityFed to render audit or non-audit services, the engagement is approved by CityFed's Audit Committee unless it falls within certain exceptions permitted by the SEC's rules.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CITYFED FINANCIAL CORP.


Date: April 18, 2005             By: /s/ John W. Atherton, Jr.
                                     -----------------------------
                                     John W. Atherton, Jr.
                                     President, Chief Executive Officer
                                     and Treasurer
                                    (Principal Executive and Financial Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John W. Atherton, Jr.                               April 18, 2005
------------------------------------
John W. Atherton, Jr.
Chairman, President, Chief Executive
Officer, Treasurer and Director
(Principal Executive, Financial and
Accounting Officer)


/s/ Peter R. Kellogg                                    April 18, 2005
------------------------------------
Peter R. Kellogg
Director


/s/ Stephen L. Ranzini                                  April 18, 2005
------------------------------------
Stephen L. Ranzini
Director

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

     None