Form 10QSB
period 2005-03-31
CITYFED FINANCIAL CORP
filed 2005-07-11
CIK 744765

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 0-13311

                             CityFed Financial Corp.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                         22-2527684
            --------                                         ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2005, the number of shares of outstanding common stock was 28,716,134.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
March 31, 2005
--------------------------------------------------------------------------------
(Dollars in Thousands)
(Unaudited)
                                                                       March 31,
                                                                         2005
                                                                      ---------
ASSETS

Cash                                                                  $     218
Cash due from sale of securities                                            529
Available for sale securities                                               229
Loans receivable                                                          4,736
Other assets (net of accumulated depreciation of $15)                       182
                                                                      ---------
TOTAL ASSETS                                                          $   5,894
                                                                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
  Accrued expenses and other liabilities                              $      19
  Secured borrowings                                                        291
  Notes payable, Shareholders                                             5,615
                                                                      ---------
           Total liabilities                                              5,925
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25 par value,
          shares issued and outstanding: 2,538,550                       63,464
       Series C Junior, cumulative, $.01 par value, liquidation
          preference $3.00 per share, shares issued and
          outstanding: 9,457,079                                             95
    Common stock, $.01 par value, 100,000,000 shares authorized,
          issued: 28,915,134, outstanding: 28,716,134                       288
    Additional paid-in capital                                          108,875
    Accumulated deficit                                                (171,792)
    Accumulated other comprehensive income                                   39
    Treasury stock (199,000 shares of common stock), at cost             (1,000)
                                                                      ---------
         Total stockholders' deficiency                                     (31)
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $   5,894
                                                                      =========
See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
INTEREST INCOME:
     Interest on investments                         $         9    $        15
     Interest on loans                                       144            114
                                                     -----------    -----------
            Total interest income                            153            129
                                                     -----------    -----------

INTEREST EXPENSE:
     Secured borrowings                                        1              2
     Interest on shareholder notes                            54            --
                                                     -----------    -----------
            Total interest expense                            55              2
                                                     -----------    -----------
            Net interest income                               98            127
                                                     -----------    -----------
NON-INTEREST INCOME:
     Loan fees                                                 2              2
     Gain on sale of securities                                7            --
                                                     -----------    -----------
            Total non-interest income                          9              2
                                                     -----------    -----------
EXPENSES:
     Compensation and employee benefits                       38             38
     Other operating expenses                                 25             30
                                                     -----------    -----------
            Total expenses                                    63             68
                                                     -----------    -----------
INCOME BEFORE INCOME TAX EXPENSE                              44             61
                                                     -----------    -----------
     Income tax expense, current                               4            --
                                                     -----------    -----------
NET INCOME:                                                   40             61
                                                     -----------    -----------

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized (loss) gain on available-for-sale
     securities                                              (25)             3
   Unrealized gain on investment securities
     transferred to available-for-sale                        35            --
   Reclassification adjustment for gains
     included in net income                                  (22)           --
                                                     -----------    -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS):
                                                             (12)             3
                                                     -----------    -----------
COMPREHENSIVE INCOME:                                $        28    $        64
                                                     ===========    ===========
NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS:          $    (2,238)   $    (2,217)
                                                     ===========    ===========
BASIC AND DILUTED LOSS PER COMMON SHARE:             $     (0.08)   $     (0.08)
                                                     ===========    ===========
AVERAGE COMMON SHARES OUTSTANDING:                    28,716,134     28,716,134

DIVIDENDS PER COMMON SHARE:                                  --             --

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------
(Dollars in Thousands)
(Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2005         2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                   $     143    $     121
     Operating expenses                                        (77)         (52)
     Other income                                                2            2
     Cash paid for interest                                     (1)          (2)
     (Increase) decrease in loans receivable                  (220)         298
                                                         ---------    ---------
       Net cash (used in) provided by operating
         activities                                           (153)         367
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from principal repayments received
         on available for sale securities                       12          --
     Purchase of corporate equity securities                     -          (40)
     Purchase of investment securities                           -         (195)
                                                         ---------    ---------
       Net cash provided by (used in) investing
         activities                                             12         (235)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in secured borrowings                 291         (250)
                                                         ---------    ---------
       Net cash provided by (used in) financing
         activities                                            291         (250)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                                150         (118)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                68          201
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $     218    $      83
                                                         =========    =========

RECONCILIATION OF NET INCOME TO NET CASH (USED IN)
PROVIDED BY OPERATING ACTIVITIES:
     Net income                                          $      40    $      61
     Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
       Depreciation                                              2            1
       Gain on sale of investment securities                    (7)         --
       (Increase) decrease in loans receivable                (220)         298
       Increase in other assets                                (14)          (7)
       Increase (decrease) in other liabilities                 46           14
                                                         ---------    ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      $    (153)   $     367
                                                         =========    =========

Supplemental Schedule of Non-cash and Financing
  Activates:
     Interest accrued on notes to shareholders           $      54    $     --
     Recognition of guaranty on loan participation               5          --

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

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

     As a result of the receivership of City Federal, CityFed has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. CityFed's financial statements at December 31, 1989, for the year then ended, and for subsequent periods, reflect CityFed's interest in City Federal as discontinued operations. At March 31, 2005, CityFed's business activities consisted primarily of the management of investments, and mortgage and real estate-related investments as described below.

     During February 2002, CityFed organized CFF Services Corp. ("Services"). Services is incorporated in Delaware and is a wholly-owned subsidiary of CityFed. The consolidated financial statements include the accounts and transactions of CityFed and Services (collectively referred to herein as CityFed or the Company) after elimination of all intercompany activity. At the end of March 31, 2005, Services held $4,736,000 of real estate-related assets.

     Services invests in first and junior mortgage loans, loans secured by real estate loans, and other real estate-related loans, including construction loans, and acquisition, development and construction loans. Some loans are purchased by assignment and serviced directly and some are purchased by participation certificates and the loans are serviced by the originator. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis of the underlying characteristics of the borrower, his business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk and is priced accordingly. The normal location of the collateral is in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

     Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at March 31, 2005 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

2. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CityFed's Form 10-KSB for the year ended December 31, 2004 ("2004 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results and financial position for the periods presented.

3. In July 1989, CityFed's Board of Directors suspended the payment of dividends on all three currently outstanding series of CityFed's stock. These include CityFed's common stock, $0.01 par value per share ("Common Stock"), on which CityFed had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of CityFed's preferred stock are cumulative. At March 31, 2005, dividends in arrears were $84.0 million and $52.6 million on CityFed's Series B and Series C Stock, respectively.

4. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. During 2003, the Company reclassified all its securities from held to maturity to available for sale in response to a change in business strategy under which the Company no longer had the positive intent to hold securities to maturity but rather has the intent to hold securities for an indefinite period. Held to maturity securities were carried at amortized cost. Available for sale securities are carried at fair value, based principally on quoted market prices. Securities for which sale is restricted have been categorized as non-marketable equity securities and have been valued at cost. Unrealized holding gains and losses resulting from changes in fair value are reported in other comprehensive income
     (loss). Securities sold are identified using the specific identification method.

     In the first quarter of 2005, the remaining 229,118 shares of i2 Telecom International Inc. ("i2 Telecom").stock became available-for-sale and the unrealized gain when transferred from cost to fair vale was $35,000. At March 31, 2005, all the issued shares are recorded at the market value of $0.62 per share.

     CityFed sold its FNMA mortgage-backed securities on March 30, 2005 for settlement on April 4, 2005. A gain on the sale of $7,000 was recorded and the proceeds are included under the caption "Cash due from sale of securities" in the accompanying Consolidated Statement of Financial Condition. Secured borrowings were secured by the cash due from the sale.

5. Notes payable, Shareholders at March 31, 2005 include the principal balance of $4,750,000, which is payable at maturity on May 31, 2007. The balance also includes interest payable at maturity of $865,000, which is comprised of $274,000 computed at the prime rate as it existed from time to time through March 31, 2005 and the balance of $591,000 computed at 5.75% (the prime rate at March 31, 2005) through maturity. The interest is due at the maturity of the notes and, when actually paid, will be computed at the prime rate as it will exist from time to time until maturity. During the three month period ended March 31, 2005, the prime rate increased, resulting in an increase in the amount of interest expected to be paid at maturity in excess of the amount previously recorded, which has been recognized by a charge to interest expense of $54,000 during the three month period ended March 31, 2005. Any increase of the amount recorded as a liability resulting from increases in interest rates after March 31, 2005 will be charged as an expense to operating income.

6. Income tax expense for the three month period ended March 31, 2005 does not have a relationship to expected income tax expense computed at the expected statutory tax rates since it represents only income taxes payable to the state based on the taxable income of Services which is not allowable to be offset by the Company's available state net operating loss carryforwards. No provision for federal income taxes for the three months ended March 31, 2005 and 2004 have been included in the accompanying consolidated financial statements since the Company has available net operating losses for federal income tax reporting purposes. At March 31, 2005 deferred tax assets have been fully reserved.

7. The Company entered into an incentive compensation arrangement with its one employee, who is a director and shareholder of the Company. Incentive compensation included in expenses for the three months ended March 31, 2005 totaled approximately $4,000.

8. Services is a guarantor of up to $70,000 under a loan participation agreement in a first mortgage loan. At March 31, 2005 the carrying value of the guarantee is $5,000. Before the guarantee is enforceable, the borrower must default under the terms of the underlying note. Services would be required to pay the participant for any loss suffered by the participant up to the amount of the guarantee.

9. CityFed is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in CityFed's consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement CityFed has in the financial instruments. CityFed's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. CityFed uses the same credit policies in making commitments as it does for on-balance sheet instruments. At March 31, 2005, the contractual notional amounts representing commitments to fund loans in the future total $210,000.

     At March 31, 2005, three loans comprise approximately 29% of total loans receivable.

10. Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

Since its determination in February 2003 to rely on Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended ("1940 Act"), CityFed has invested in money market instruments, corporate securities, and pass-through certificates issued by federally sponsored agencies in addition to its investment in Services and Services' investments. The operating expenses of the Company consist of the compensation of its employee, interest expense on borrowings, the expenses of its office, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, the Company has one full-time employee and owns an office condominium, purchased in September 2004, located at 37 Old South Road, Nantucket, Massachusetts.

CityFed believes that it can satisfy its cash requirements for its next twelve months of operations from its existing assets or by utilizing borrowing arrangements secured by its investments. During such period, CityFed does not expect to purchase or sell plant or significant equipment, nor does CityFed intend to significantly change its number of employees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, CityFed had $5,894,000 in total assets, $5,925,000 in total liabilities and a stockholders' deficiency of $31,000 compared to $5,529,000 in total assets, $5,588,000 in total liabilities and a stockholders' deficiency of $59,000 at December 31, 2004. CityFed expects to meet its commitments to originate loans, borrowing commitments and its operating expenses from cash generated from operations, from the sale of marketable securities or from loan repayments.

CURRENT OPERATIONS

CityFed invests in pass-through certificates issued by federally sponsored agencies, corporate debt and equity securities and operates through a subsidiary as an originator and investor in first and second mortgage loans and other real estate-related assets. Proceeds from CityFed's investment in Services are used by Services to fund its investments in first and second mortgage loans and other real estate assets. To provide liquidity for its investment in Services, CityFed has, and may from time to time in the future, enter into borrowing arrangements utilizing its or Services' investments as collateral.

Services invests in first and junior mortgage loans, loans secured by real estate loans, and other real estate-related loans, including construction, and acquisition, development and construction loans. Some loans are purchased by assignment and serviced directly and some are purchased by participation certificates and the loans are serviced by the originator. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis of the underlying characteristics of the borrower, his business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk and is priced accordingly. The normal location of the collateral is in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

At March 31, 2005, CityFed held 368,638 shares of i2 Telecom. As part of the original consideration, under certain conditions an additional 33,300 shares of common stock may be issued to CityFed. i2 Telecom became a public company on February 27, 2004 in a reverse merger. CityFed also holds a warrant to purchase 66,438 common shares of i2 Telecom at $0.903 per share until February 2006 and at $1.20 per share for an additional twelve months. Pursuant to an agreement, in October 2004 i2 Telecom registered 139,520 of CityFed's shares of i2 Telecom stock and those shares were then recorded as available-for-sale. The remaining 229,118 shares of i2 Telecom became available-for-sale in the first quarter of 2005 and the unrealized gain when transferred from cost to fair vale was $35,000. At March 31, 2005, all the issued shares are recorded at the market value of $0.62 per share.

RESULTS OF OPERATIONS

CityFed recorded a net income for the three months ended March 31, 2005 of $40,000. This compares to a net income in the amount of $61,000 for the three months ended March 31, 2004. Other comprehensive income includes a loss on available-for-sale securities of $25,000 for the three months ended March 31, 2005. There was an unrealized gain on available-for-sale securities for the three months ended March 31, 2004 of $3,000.

Interest income on investments was $9,000 for the three months ended March 31, 2005 compared to $15,000 for the three months ended March 31, 2004 due to a lower amount of funds invested in securities in the 2005 period. Interest income on loans for the three months ended March 31, 2005 was $144,000. Included in interest income for 2005 was $20,000 of additional interest on a loan that called for payment of a percent of the profit earned by the borrower on the sale of the collateral securing the loan. Interest income on loans for the three months ended March 31, 2004 was $114,000 due primarily to the lower amount of average loans outstanding in the 2004 period. Interest expense was $55,000 for the three months ended March 31, 2005. Of the $55,000, $54,000 was due to the increase in the interest due on the Notes payable, Shareholders (see Note 5 above).

The gain on the sale of securities was $7,000 for the three months ended March 31, 2005. No gain or loss was incurred in the three months ended March 31, 2004. Total expenses of $63,000 for the three months ended March 31, 2005 were slightly less than the $68,000 for the same period in 2004.

The basic (and diluted) loss per common share of $0.08 for the three months ended March 31, 2005 and 2004 is after the deduction of unpaid preferred dividends of $2,278,000 in both years. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 8 to the financial statements above.

ITEM 3. CONTROLS AND PROCEDURES.

CityFed has adopted disclosure controls and procedures as required by Section 302 of the Sarbanes-Oxley Act and the Securities and Exchange Commission's rules thereunder. CityFed's disclosure controls and procedures reflect the fact that it currently has only one employee. CityFed's President, Chief Executive Officer and Treasurer has evaluated the effectiveness of these disclosure controls and procedures as of the end of the quarterly period ended March 31, 2005. There have been no changes to CityFed's internal controls during the first quarter of 2005 or from March 31, to July 7 2005.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At March 31, 2005 there are no suits or claims against CityFed. For a description of the settlement of prior indemnification claims of current or former officers and directors see the description under Settlement of Claims in
Part I Item 1-Description of Business in CityFed's 2004 Form 10-KSB.

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

             Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the

             Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of March 31, 2005, the aggregate deficiency on the Series B Stock was approximately $84.0 million and the aggregate deficiency on the Series C Stock was approximately $52.6 million.

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


                                        CITYFED FINANCIAL CORP.



                                        By: /s/ John W. Atherton, Jr.
                                            ------------------------------
                                            John W. Atherton, Jr.
                                            President, Chief Executive Officer
                                            and Treasurer (Principal Executive
                                            and Financial Officer)



Date: July 7 2005