Form 10QSB
period 2005-06-30
CITYFED FINANCIAL CORP
filed 2006-04-19
CIK 744765

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2005

                                       OR

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ______________

           Commission file number 0-13311




                             CITYFED FINANCIAL CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                             22-2527684
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


                       P.O. Box 3126, Nantucket, MA 02584
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (508) 228-2366
                           ---------------------------
                           (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2005, the number of shares of outstanding common stock was 28,716,134.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
June 30, 2005
(Dollars in Thousands)
(Unaudited)

                                                                     June 30,
                                                                       2005
                                                                   ------------
ASSETS
------

  Cash                                                             $        771
  Available for sale securities                                             114
  Loans receivable                                                        4,538
  Other assets (net of accumulated depreciation of $17)                     180
                                                                   ------------

           TOTAL ASSETS                                            $      5,603
                                                                   ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  Accrued expenses and other liabilities                           $         20
  Notes payable, Stockholders                                             5,662
                                                                   ------------
           TOTAL LIABILITIES                                              5,682
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, 30,000,000 shares authorized:
     $2.10 cumulative convertible, Series B, $25 par value,
       shares issued and outstanding: 2,538,550                          63,464
     Series C Junior, cumulative, $.01 par value, liquidation
       preference $3.00 per share, shares issued and
       outstanding: 9,457,079                                                95
  Common stock, $.01 par value, 100,000,000 shares authorized,
     issued: 28,915,134, outstanding: 28,716,134                            288
  Additional paid-in capital                                            108,875
  Accumulated deficit                                                  (171,801)
  Treasury stock (199,000 shares of common stock), at cost               (1,000)
                                                                   ------------

           Total stockholders' deficiency                                   (79)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $      5,603
                                                                   ============



See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2005 and 2004
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                      Three months ended June 30,      Six months ended June 30,
                                                     ----------------------------    ----------------------------
                                                         2005            2004            2005            2004
                                                     ------------    ------------    ------------    ------------
INTEREST INCOME:
     Interest on investments                         $          2    $         13    $         11    $         28
     Interest on loans                                        181             112             325             226
                                                     ------------    ------------    ------------    ------------
           Total interest income                              183             125             336             254
                                                     ------------    ------------    ------------    ------------
INTEREST EXPENSE:
     Secured borrowings                                         2              --               3               2
     Interest on stockholder notes                             47              --             101              --
                                                     ------------    ------------    ------------    ------------
           Total interest expense                              49              --             104               2
                                                     ------------    ------------    ------------    ------------
           Net interest income                                134             125             232             252
                                                     ------------    ------------    ------------    ------------
NON-INTEREST INCOME (LOSS):
     Loan fees                                                  3               6               5               8
     Loss on investment securities, net                       (75)             --             (68)             --
                                                     ------------    ------------    ------------    ------------
           Total non-interest income (loss)                   (72)              6             (63)              8
                                                     ------------    ------------    ------------    ------------
EXPENSES:
     Compensation and employee benefits                        40              34              78              72
     Other operating expenses                                  28              43              53              73
                                                     ------------    ------------    ------------    ------------
           Total expenses                                      68              77             131             145
                                                     ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE                        (6)             54              38             115
                                                     ------------    ------------    ------------    ------------
     Income tax expense, current                                4              --               8              --
                                                     ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                             (10)             54              30             115
                                                     ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized loss on available-for-sale securities             --             (21)            (25)            (18)
  Unrealized gain on investment securities
     transferred to available-for-sale                         --              --              35              --
  Reclassification adjustment for gains and losses
     included in net income (loss)                            (38)             --             (60)             --
                                                     ------------    ------------    ------------    ------------
TOTAL OTHER COMPREHENSIVE LOSS                                (38)            (21)            (50)            (18)
                                                     ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                          $        (48)   $         33    $        (20)   $         97
                                                     ============    ============    ============    ============

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS           $     (2,288)   $     (2,224)   $     (4,527)   $     (4,442)
                                                     ============    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE:             $      (0.08)   $      (0.08)   $      (0.16)   $      (0.15)
                                                     ============    ============    ============    ============

AVERAGE COMMON SHARES OUTSTANDING                      28,716,134      28,716,134      28,716,134      28,716,134

DIVIDENDS PER COMMON SHARE                                     --              --              --              --

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2005 and 2004
(Dollars in Thousands)
(Unaudited)

                                                               Six months ended June 30,
                                                             ----------------------------
                                                                 2005            2004
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                       $        361    $        246
     Operating expenses                                              (146)           (118)
     Other income                                                       5               8
     Cash paid for interest                                            (3)             (2)
     (Increase) decrease in loans receivable                          (57)            246
                                                             ------------    ------------
        Net cash provided by operating activities                     160             380
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in investment securities                                543             401
     Purchase of corporate equity securities                           --             (40)
                                                             ------------    ------------
        Net cash provided by investing activities                     543             361
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in secured borrowings                                    --            (250)
                                                             ------------    ------------
        Cash provided by used in financing activities                  --            (250)
                                                             ------------    ------------

NET INCREASE IN CASH                                                  703             491

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       68             201
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $        771    $        692
                                                             ============    ============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
     Net income                                              $         30    $        115
     Adjustments to reconcile net income to net cash
     provided by operating activities
        Depreciation                                                    4               2
        Loss on investment securities, net                            (68)             --
        (Increase) decrease in loans receivable                       (57)            246
        Increase in other assets                                       21              (7)
        Increase (decrease) in other liabilities                       94              24
                                                             ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $        160    $        380
                                                             ============    ============

Supplemental Schedule of Non-cash and Financing Activates:
     Interest accrued on notes to stockholders               $        101    $         --
     Recognition of guaranty on loan participation                      5              --



See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS
ENDED JUNE 30, 2005 (UNAUDITED)

1. Since February 2002, CityFed Financial Corp. ("CityFed") has invested in real estate related assets through CFF Services Corp. ("Services"), a wholly-owned subsidiary of CityFed. The consolidated financial statements include the accounts and transactions of CityFed and Services (collectively referred to herein as CityFed or the Company) after elimination of all intercompany activity. At the end of June 30, 2005, Services held $4,538,000 of real estate-related assets.

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

     Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at June 30, 2005 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

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

3. In July 1989, CityFed's Board of Directors suspended the payment of dividends on all three currently outstanding series of CityFed's stock. These include CityFed's common stock, $0.01 par value per share ("Common Stock"), on which CityFed had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B,

     $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of CityFed's preferred stock are cumulative. At June 30, 2005, dividends in arrears were $85.3 million and $53.6 million on CityFed's Series B and Series C Stock, respectively.

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

     In the first quarter of 2005, the remaining 229,118 shares of i2 Telecom International Inc. ("i2 Telecom").stock became available-for-sale and the unrealized gain when transferred from cost to fair value was $35,000. During the second quarter of 2005, management determined that the impairment in value of its interest in i2 Telecom represented an other than temporary impairment, and consequently, reclassified $38,000 of unrealized gain previously recorded as a component of other comprehensive income and recognized a loss on investment securities totaling $75,000 as component of net income (loss) for the three and six months period ended June 30, 2005. At June 30, 2005, all the issued shares are recorded at the quoted market price of $0.31 per share. Subsequent reductions in fair value deemed other than temporary will be charged to income. At April 13, 2006, the quoted market price of i2 shares was $0.13 per share.

5. Notes payable, Stockholders at June 30, 2005 include the principal balance of $4,750,000, which is payable at maturity on May 31, 2007 (see Note 10). The balance also includes interest payable at maturity of $912,000, which is comprised of $344,000 computed at the prime rate as it existed from time to time through June 30, 2005 and the balance of $568,000 computed at 6.25% (the prime rate at June 30, 2005) through maturity. The interest is due at the maturity of the notes and, when actually paid, will be computed at the prime rate as it will exist from time to time until maturity. During the three month period ended June 30, 2005, the prime rate increased, resulting in an increase in the amount of interest expected to be paid at maturity in excess of the amount previously recorded, which has been recognized by a charge to interest expense of $101,000 during the six month period ended June 30, 2005. Any increase of the amount recorded as a liability resulting from increases in interest rates after June 30, 2005 through May 31, 2007 will be charged as an expense to operating income.

6. Income tax expense for the three month period ended June 30, 2005 does not have a relationship to expected income tax expense computed at the expected statutory tax rates since it represents only income taxes payable to the state based on the taxable income of Services which is not allowable to be offset by the Company's available state net operating loss carryforwards. No provision for federal income taxes for the six months ended June 30, 2005 and 2004 have been included in the accompanying consolidated financial statements since the Company has available net operating losses for federal income tax reporting purposes. At June 30, 2005 deferred tax assets have been fully reserved.

7. The Company entered into an incentive compensation arrangement with its one employee, who is a director and shareholder of the Company. Incentive compensation included in expenses for the six months ended June 30, 2005 totaled approximately $4,000.

8. Services is a guarantor of up to $70,000 under a loan participation agreement in a first mortgage loan. At June 30, 2005 the carrying value of the guarantee is $5,000. Before the guarantee is enforceable, the borrower must default under the terms of the underlying note. Services would be required to pay the participant for any loss suffered by the participant up to the amount of the guarantee.

9. CityFed is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in CityFed's consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement CityFed has in the financial instruments. CityFed's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. CityFed uses the same credit policies in making commitments as it does for on-balance sheet instruments. At June 30, 2005, the contractual notional amounts representing commitments to fund loans in the future total $474,000.

     At June 30, 2005, four loans comprise approximately 40% of total loans receivable.

10. On September 1, 2005, CityFed, Services, and the stockholders to whom CityFed issued notes ("the Noteholders") (see Note 5), entered into an agreement, which was effective as of June 1, 2005, ("the Agreement"). Among other provisions contained within the Agreement, the Noteholders extended the maturity dates of the notes from May 31, 2007 to December 31, 2007; the parties to the Agreement agreed to run the business of CityFed and Services as separate entities; the business of Services would be run for the benefit of the Noteholders; and the business of CityFed would be run for the benefit of the stockholders of CityFed. In accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", CityFed determined that it and its related parties had a variable interest in Services which required the continued consolidation of Services' accounts and transactions in the accompanying financial statements.

11. The Company's reportable segments are legally separate entities that are managed separately, and whose operating results are reviewed by the chief operating decision maker to make decisions about resources and to assess performance. The Company has two reportable segments, Services which operates as a finance company and CityFed which invests in securities. CityFed and Services are managed separately since their businesses are run as separate entities, and the business of Services is run for the benefit of the Noteholders while the business of CityFed is run for the benefit of the stockholders of CityFed. Accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the 2004 Form 10-KSB.

                                             CityFed
                          CFF Services       Six Months                  Consolidated
                          Six Months Ended   Ended June                  Six Months Ended
(Dollars in Thousands)    June 30, 2005      30, 2005     Eliminations   June 30, 2005
                          -------------      --------     ------------   -------------
Interest income, other                          $11                           $11
Interest income from
  external business            $325                                           325
Interest expense(a)             101               3                           104
Net Interest income             224               8                           232
Other income                     30                          ($25)              5
  Gain/Loss on sale of
   securities                                   (68)                          (68)
Segment profit (loss)           162            (124)                           38
Income Tax Expense                8                                             8
Intersegment interest
  income (expense)(b)          (179)            179
Segment assets:
  Investment in and
   advances to
   subsidiary                                 4,963        (4,963)
  Other                       5,262             341                         5,603

The information below reports the comprehensive income available for the Common Stockholders and the Noteholders after allocating segment income and losses as reflected above. Such amounts are disclosed herein, rather than on the face of the accompanying consolidated balance sheet, since such allocations are not included within the terms of the equity securities.

                                                      Six months
                                                        ended
                                                       June 30,
NET INCOME (LOSS) AVAILABLE FOR AND                      2005
     ALLOCATED TO:                                    ----------
     NOTEHOLDERS                                      $      154
     COMMON STOCKHOLDERS                                  (4,681)
                                                      ----------
     TOTAL                                            $   (4,527)
                                                      ==========

BASIC AND DILUTED INCOME (LOSS) PER
     COMMON SHARE ALLOCATED TO:
     NOTEHOLDERS                                      $     0.01
     COMMON STOCKHOLDERS                                   (0.17)
                                                      ----------
     TOTAL                                            $    (0.16)
                                                      ==========

AVERAGE COMMON SHARES OUTSTANDING                     28,716,134

DIVIDENDS PER COMMON SHARE                                  --

     (a) Interest expense related to the notes payable executed by and between CityFed and the Noteholders is allocated to Services since such interest expense is required to be borne by Services under the Agreement (see Note
     10).

     (b) The chief operating decision maker of each segment evaluates the performance of its segment prior to intersegment interest charges presented in internal reports which has been disclosed above. Intersegment interest is accounted for at an interest rate which management believes Services would be required to pay to an external party for a similar financing arrangement.

     As a result of the Agreement, the Company has presented segment information as required by FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," and has presented information for the six months ended June 30, 2005 as if the Agreement was in effect since January 1, 2005. The Company has not restated its disclosures to include segment information for the six months ended June 30, 2004 since the Company's chief operating decision maker did not allocate resources to separate segments and it is not practicable to develop separate information.

12. At June 30, 2005, CityFed has a stockholders' deficiency of $79,000 and cumulative unpaid dividends totaling approximately $138.9 million. No common or preferred dividends have been paid since the second quarter of 1989 and none are expected to be declared or paid until CityFed's financial situation changes significantly. Management believes that CityFed will generate sufficient cash flows from operations to satisfy its operating requirements for, and its obligations due within, the next twelve months.

13. Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

Since its determination in February 2003 to rely on Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended, CityFed has invested in money market instruments, corporate securities, and pass-through certificates issued by federally sponsored agencies in addition to its investment in Services and Services' investments. The operating expenses of Services consist of the compensation of its employee, interest expense on borrowings, the expenses of its office, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. The operating expenses of CityFed consist primarily of its administrative, legal and auditing expenses. Currently, Services has one full-time employee and owns an office condominium, purchased in September 2004, located at 37 Old South Road, Nantucket, Massachusetts. CityFed has no employees.

CityFed believes that it can satisfy its cash requirements for its next twelve months of operations from its existing assets or by utilizing borrowing arrangements secured by its investments. During such period, CityFed does not expect to purchase or sell plant or significant equipment, nor does CityFed intend to significantly change its number of employees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, CityFed had $5,603,000 in total assets, $5,682,000 in total liabilities and a stockholders' deficiency of $79,000 compared to $5,529,000 in total assets, $5,588,000 in total liabilities and a stockholders' deficiency of $59,000 at December 31, 2004. CityFed expects to meet its commitments to originate loans, borrowing commitments and its operating expenses from cash generated from operations, from the sale of marketable securities or from loan repayments.

CURRENT OPERATIONS

CityFed invests in pass-through certificates issued by federally sponsored agencies, corporate debt and equity securities. Services operates as an originator and investor in first and junior mortgage loans and other real estate-related assets. Proceeds from CityFed's investment in and advances to Services are used by Services to fund its investments in first and second mortgage loans and other real estate assets.

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

At June 30, 2005, CityFed held 368,638 shares of i2 Telecom. As part of the original consideration, under certain conditions an additional 33,300 shares of common stock may be issued to CityFed. i2 Telecom became a public company on February 27, 2004 in a reverse merger. CityFed also holds a warrant to purchase 66,438 common shares of i2 Telecom at $0.903 per share until February 2006 and at $1.20 per share for an additional twelve months. Pursuant to an agreement, in October 2004 i2 Telecom registered 139,520 of CityFed's shares of i2 Telecom stock and those shares were then recorded as available-for-sale. The remaining 229,118 shares of i2 Telecom became available-for-sale in the first quarter of 2005 and the unrealized gain when transferred from cost to fair value was $35,000. During the second quarter of 2005, management determined that the impairment in value of its interest in i2 Telecom represented an other than temporary impairment, and consequently, reclassified $38,000 of unrealized gain previously recorded as a component of other comprehensive income and recognized a loss on investment securities totaling $75,000 as component of net income
(loss) for the three and six months period ended June 30, 2005. At June 30, 2005, all the issued shares are recorded at the quoted market price of $0.31 per share.

RESULTS OF OPERATIONS

Six months ended June 30:

     CityFed recorded a consolidated net income for the six months ended June 30, 2005 of $30,000. This compares to a consolidated net income in the amount of $115,000 for the six months ended June 30, 2004. Other comprehensive income includes a consolidated loss of $50,000 for the six months ended June 30, 2005. There was an unrealized loss on available-for-sale securities for the six months ended June 30, 2004 of $18,000.

     Interest income on investments was $11,000 for the six months ended June 30, 2005 compared to $28,000 for the six months ended June 30, 2004 due to a lower amount of funds invested in securities by CityFed in the 2005 period. Interest income on loans earned by Services for the six months ended June 30, 2005 was $325,000. Included in interest income earned by Services for 2005 was $65,000 of additional interest on a loan that called for payment of a percent of the profit earned by the borrower on the sale of the collateral securing the loan. Interest income earned by Services on loans for the six months ended June 30, 2004 was $226,000 due primarily to the lower amount of average loans outstanding in the 2004 period. Interest expense was $104,000 for the six months ended June 30, 2005. Of the $104,000, $101,000 was due to the increase in the interest due on the Notes payable, Stockholders (see Note 5 above).

     The loss on investment securities incurred by CityFed was $68,000 for the six months ended June 30, 2005. No gain or loss was incurred in the six months ended June 30, 2004. Total expenses of $131,000 for the six months ended June 30, 2005 were less than the $145,000 for the same period in 2004.

     The basic (and diluted) loss per common share of $0.16 for the six months ended June 30, 2005 and $0.15 for the six months ended June 30, 2004 is after the deduction of unpaid preferred dividends of $4,557,000 in both years. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be declared or paid until CityFed's situation changes significantly.

Three months ended June 30:

     CityFed recorded a consolidated net loss for the three months ended June 30, 2005 of $10,000. This compares to a consolidated net income in the amount of $54,000 for the three months ended June 30, 2004. Other comprehensive income includes a loss of $38,000 for the three months ended June 30, 2005. CityFed recognized an unrealized loss on available-for-sale securities for the three months ended June 30, 2004 of $21,000.

     Interest income on investments earned by CityFed was $2,000 for the three months ended June 30, 2005 compared to $13,000 for the three months ended June 30, 2004 due to a lower amount of funds invested in securities in the 2005 period. Interest income on loans earned by Services for the three months ended June 30, 2005 was $181,000. Included in interest income earned by Services for 2005 was $45,000 of additional interest on a loan that called for payment of a percent of the profit earned by the borrower on the sale of the collateral securing the loan. Interest income earned by Services on loans for the three months ended June 30, 2004 was $112,000 due primarily to the lower amount of average loans outstanding in the 2004 period. Interest expense was $49,000 for the three months ended June 30, 2005. Of the $49,000, $47,000 was due to the increase in the interest due on the Notes payable, Stockholders (see Note 5 above).

     Total expenses of $68,000 for the three months ended June 30, 2005 were less than the $77,000 for the same period in 2004.

     The basic (and diluted) loss per common share of $0.08 for the three months ended June 30, 2005 and 2004 is after the deduction of unpaid preferred dividends of $2,278,000 in both years. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 8 and 9 to the financial statements above.

ITEM 3. CONTROLS AND PROCEDURES.

CityFed has adopted disclosure controls and procedures as required by Section 302 of the Sarbanes-Oxley Act and the Securities and Exchange Commission's rules thereunder. CityFed's disclosure controls and procedures reflect the fact that it currently has only one employee. CityFed's President, Chief Executive Officer and Treasurer has evaluated the effectiveness of these disclosure controls and procedures as of the end of the quarterly period ended June 30, 2005. There have been no changes to CityFed's internal controls during the second quarter of 2005 or from June 30, to April 17, 2006.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At June 30, 2005 there are no suits or claims against CityFed. For a description of the settlement of prior indemnification claims of current or former officers and directors see the description under Settlement of Claims in Part I Item 1-Description of Business in CityFed's 2004 Form 10-KSB.

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

          Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of June 30, 2005, the aggregate deficiency on the Series B Stock was approximately $85.3 million and the aggregate deficiency on the Series C Stock was approximately $53.6 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     (a)  None

     (b)  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          11.  Statement Regarding the Computation of Per Share Loss.

          31.  Rule 15d-14(a) Certification.

          32.  Section 1350 Certification.

     (b)  Reports on Form 8-K.

          A report on Form 8-K was filed on August 12, 2005 reporting the resignation of director Richard N. Morash.

          A report on Form 8-K was filed on September 2, 2005 reporting the resignation of director Peter R. Kellogg.

          A report on Form 8-K was filed on October 17, 2005 reporting the entering into an Agreement between CityFed, CFF Services Corp. Peter
          R. Kellogg, John Kean and John W. Atherton, Jr.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CITYFED FINANCIAL CORP.

                                        By: /s/ John W. Atherton, Jr.
                                            ----------------------------------
                                            John W. Atherton, Jr.
                                            Vice President, and Treasurer
                                            (Principal Financial Officer)


Date: April 17, 2006