Form 10QSB
period 2005-09-30
CITYFED FINANCIAL CORP
filed 2006-06-22
CIK 744765

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2005, the number of shares of outstanding common stock was 28,716,134.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
September 30, 2005
(Dollars in Thousands)
(Unaudited)
                                                                   September 30,
                                                                       2005
                                                                   ------------
ASSETS
------

Cash                                                                $      426
Available for sale securities                                              110
Loan servicer receivable                                                   174
Loans receivable                                                         4,836
Other assets (net of accumulated depreciation of $18)                      179
                                                                    ----------
TOTAL ASSETS                                                        $    5,725
                                                                    ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  Accrued expenses and other liabilities                            $       60
  Notes payable, Stockholders                                            5,703
                                                                    ----------
           Total liabilities                                             5,763
                                                                    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25 par
          value, shares issued and outstanding: 2,538,550               63,464
       Series C Junior, cumulative, $.01 par value,
          liquidation preference $3.00 per share, shares
          issued and outstanding: 9,457,079                                 95
    Common stock, $.01 par value, 100,000,000 shares authorized,
        issued: 28,915,134, outstanding: 28,716,134                        288
    Additional paid-in capital                                         108,875
    Accumulated deficit                                               (171,760)
    Treasury stock (199,000 shares of common stock), at cost            (1,000)
                                                                    ----------
         Total stockholders' deficiency                                    (38)
                                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $    5,725
                                                                    ==========
See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS Nine months ended September 30, 2005 and 2004 (Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                           Three months ended              Nine months ended
                                                              September 30,                   September 30,
                                                          2005            2004            2005            2004
                                                      ------------    ------------    ------------    ------------
INTEREST INCOME:
     Interest on investments                          $          3    $         11    $         14    $         39
     Interest on loans                                         118             117             443             343
                                                      ------------    ------------    ------------    ------------
            Total interest income                              121             128             457             382
                                                      ------------    ------------    ------------    ------------

INTEREST EXPENSE:
     Secured borrowings                                       --                 3               3               5
     Interest on stockholder notes                              41            --               142            --
                                                      ------------    ------------    ------------    ------------
            Total interest expense                              41               3             145               5
                                                      ------------    ------------    ------------    ------------
            Net interest income                                 80             125             312             377
                                                      ------------    ------------    ------------    ------------

NON-INTEREST INCOME (LOSS):
     Loan fees                                                   2               1               7               9
     Loss on investment securities, net                         (4)           --               (72)           --
                                                      ------------    ------------    ------------    ------------
            Total non-interest income (loss)                    (2)              1             (65)              9
                                                      ------------    ------------    ------------    ------------

EXPENSES:
     Compensation and employee benefits                         26              46             104             118
     Other operating expenses                                    9              26              62              99
                                                      ------------    ------------    ------------    ------------
            Total expenses                                      35              72             166             217
                                                      ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                                43              54              81             169
                                                      ------------    ------------    ------------    ------------
     Income tax expense, current                                 2            --                10            --
                                                      ------------    ------------    ------------    ------------

NET INCOME                                                      41              54              71             169
                                                      ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized loss on available-for-sale securities           --                 3             (25)            (15)
   Unrealized gain on investment securities
     transferred to available-for-sale                        --              --                35            --
   Reclassification adjustment for gains and losses
     included in net income (loss)                            --              --               (60)           --
                                                      ------------    ------------    ------------    ------------
TOTAL OTHER COMPREHENSIVE (LOSS)                              --                 3             (50)            (15)
                                                      ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME                                  $         41    $         57    $         21    $        154

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS            $     (2,237)   $     (2,224)   $     (6,764)   $     (6,666)

BASIC AND DILUTED LOSS PER COMMON SHARE:              $      (0.08)   $      (0.08)   $      (0.24)   $      (0.23)

AVERAGE COMMON SHARES OUTSTANDING                       28,716,134      28,716,134      28,716,134      28,716,134

DIVIDENDS PER COMMON SHARE                                    --              --              --              --

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2005 and 2004
--------------------------------------------------------------------------------
(Dollars in Thousands)
(Unaudited)
                                                             Nine months ended
                                                               September 30,
                                                             2005        2004
                                                          ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                    $    478    $    364
     Operating expenses                                       (143)       (201)
     Other income                                                7           9
     Cash paid for interest                                     (2)         (5)
     Increase in receivables                                  (525)       (765)
                                                          --------    --------
       Net cash used in operating activities                  (185)       (598)
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in investment securities                         543         460
     Other - net                                               --         (180)
                                                          --------    --------
       Net cash provided by investing activities               543         280
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in secured borrowings                            --         (162)
                                                          --------    --------
       Cash provided by used in financing activities           --         (162)
                                                          --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS
                                                               358        (156)
                                                          --------    --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                68         201
                                                          --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    426    $     45
                                                          ========    ========

RECONCILIATION OF NET INCOME TO NET CASH
  USED IN OPERATING ACTIVITIES:
     Net income                                           $     71     $   169
     Adjustments to reconcile net income to net cash
     used in operating activities
       Depreciation                                              6           3
       Loss on investment securities, net                       72         --
       Increase in receivables                                (525)       (765)
       Decrease (Increase) in other assets                      16         (17)
       Increase in other liabilities                           175          12
                                                          --------     -------

NET CASH USED IN OPERATING ACTIVITIES                     $   (185)   $   (598)
                                                          ========    ========

Supplemental Schedule of Non-cash and Financing
  Activities:
     Interest accrued on notes to stockholders            $    142    $    --
     Recognition of guaranty on loan participation               5         --

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2005 (UNAUDITED)

1. Since February 2002, CityFed Financial Corp. ("CityFed") has invested in real estate related assets through CFF Services Corp. ("Services"), a wholly-owned subsidiary of CityFed. The consolidated financial statements include the accounts and transactions of CityFed and Services (collectively referred to herein as CityFed or the Company) after elimination of all intercompany activity. At the end of September 30, 2005, Services held $5,010,000 of real estate-related assets.

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

     Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at September 30, 2005 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

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

3. In July 1989, CityFed's Board of Directors suspended the payment of dividends on all three currently outstanding series of CityFed's stock. These include CityFed's common stock, $0.01 par value per share ("Common Stock"), on which CityFed had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B,

     $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of CityFed's preferred stock are cumulative. At September 30, 2005, dividends in arrears were $86.6 million and $54.5 million on CityFed's Series B and Series C Stock, respectively.

4. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. Available for sale securities are carried at fair value, based principally on quoted market prices. Securities for which sale is restricted have been categorized as non-marketable equity securities and have been valued at cost. Unrealized holding gains and losses resulting from changes in fair value generally are reported in other comprehensive income. Securities sold are identified using the specific identification method.

     In the first quarter of 2005, the remaining 229,118 shares of i2 Telecom International Inc. ("i2 Telecom").stock became available-for-sale and the unrealized gain when transferred from cost to fair value was $35,000. During the second quarter of 2005, management determined that the impairment in value of its interest in i2 Telecom represented an other than temporary impairment, and consequently, reclassified $38,000 of unrealized gain previously recorded as a component of other comprehensive income. CityFed recognized a loss on investment securities totaling $4,000 and $79,000 as component of net income for the three and nine months periods respectively ended September 30, 2005. At September 30, 2005, all the issued shares are recorded at the quoted market price of $0.30 per share. Subsequent reductions in fair value deemed other than temporary will be charged to income. At May 30, 2006, the quoted market price of i2 shares was $0.09 per share.

5. Loan servicer receivable are funds due from a party which is servicing loans in which Services holds a participating interest and are uncollateralized. The funds were collected on October 4, 2005.

6. Notes payable, Stockholders at September 30, 2005 include the principal balance of $4,750,000, which is payable at maturity on December 31, 2007 (see Note 12). The balance also includes interest payable at maturity of $953,000, which is comprised of $421,000 computed at the prime rate as it existed from time to time through September 30, 2005 and the balance of $533,000 computed at 6.75% (the prime rate at September 30, 2005) through May 31, 2007, the original maturity date. The interest is due at the maturity of the notes and, when actually paid, will be computed at the prime rate as it will exist from time to time until maturity. During the three month period ended September 30, 2005, the prime rate increased, resulting in an increase in the amount of interest expected to be paid at the original maturity of May 31, 2007 in excess of the amount previously recorded, which has been recognized by a charge to interest expense of $41,000 and $142,000 during the three and nine month period ended September 30, 2005. Any increase of the amount recorded as a liability resulting from increases in interest rates after September 30, 2005 through May 31, 2007 will be charged as an expense to operating income. Interest accruing during the maturity date extension (June 1, 2007 thru December 31, 2007) period will be charged as an expense during that same period.

7. Income tax expense for the three month period ended September 30, 2005 does not have a relationship to expected income tax expense computed at the expected statutory tax rates since it represents only income taxes payable to the state based on the taxable income of Services which is not allowable to be offset by the Company's available state net operating loss carryforwards. No provision for federal income taxes for the three and nine month periods ended September 30, 2005 and 2004 have been included in the accompanying consolidated financial statements since the Company has available net operating losses for federal income tax reporting purposes. At September 30, 2005 deferred tax assets have been fully reserved.

8. The Company entered into an incentive compensation arrangement with its one employee, who is a director and shareholder of the Company. Incentive compensation included in expenses for the nine months ended September 30, 2005 totaled approximately $4,000.

9. Services is a guarantor of up to $70,000 under a loan participation agreement in a first mortgage loan. At September 30, 2005, the carrying value of the guarantee is $5,000. Before the guarantee is enforceable, the borrower must default under the terms of the underlying note. Services would be required to pay the participant for any loss suffered by the participant up to the amount of the guarantee.

10. CityFed is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in CityFed's consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement CityFed has in the financial instruments. CityFed's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. CityFed uses the same credit policies in making commitments as it does for on-balance sheet instruments. At September 30, 2005, the contractual notional amounts representing commitments to fund loans in the future total $761,000.

     At September 30, 2005, five loans comprise approximately 44.9% of total loans receivable and interest on loans during the three and nine month periods ended September 30, 2005 recognized on such loans totaled $37,000 and $95,000 respectively. At September 30, 2005, loans past due for ninety days or more of $831,000 were not accruing interest. During the three month period ended September 30, 2005 there was no interest income recognized on loans which were previously on non-accrual status.


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


(Dollars in Thousands)      CFF Services          CityFed                               Consolidated
                            Nine months ended     Nine months ended                     Nine months ended
                            September 30, 2005    September 30, 2005    Eliminations    September 30, 2005
Interest income, other           $    2                $   12                                $   14
Interest income from
   external business                443                                                         443
Interest expense (a)                143                     2                                   145
Net Interest income                 302                    10                                   312
Other income                         45                                    ($38)                  7
   Gain/Loss on securities                                (72)                                  (72)
Segment profit (loss)               226                  (145)                                   81
Income Tax Expense                   10                                                          10
Intersegment interest
   income (expense)(b)             (274)                  274
Segment assets:
    Investment in and
     advances to
     subsidiary                                         4,994            (4,994)
    Other                         5,331                   394                                 5,725

The information below reports the comprehensive income available for the Common Stockholders and the Noteholders after allocating segment income and losses as reflected above. Such amounts are disclosed herein, rather than on the face of the accompanying consolidated balance sheet, since such allocations are not included within the terms of the equity securities.

                                                    Nine months ended
                                                      September 30,
                                                          2005
                                                    -----------------
NET INCOME (LOSS) AVAILABLE FOR AND
     ALLOCATED TO:
     NOTEHOLDERS                                       $       216
     COMMON STOCKHOLDERS                                    (6,980)
                                                       -----------
     TOTAL                                             $    (6,764)
                                                       ===========

BASIC AND DILUTED INCOME (LOSS) PER
     COMMON SHARE ALLOCATED TO:
     NOTEHOLDERS                                       $      0.00
     COMMON STOCKHOLDERS                                     (0.24)
                                                       -----------
     TOTAL                                             $     (0.24)
                                                       ===========

AVERAGE COMMON SHARES OUTSTANDING                       28,716,134

DIVIDENDS PER COMMON SHARE                                    --

     (a) Interest expense related to the notes payable executed by and between CityFed and the Noteholders is allocated to Services since such interest expense is required to be borne by Services under the Agreement (see Note
     12).

     (b) The chief operating decision maker of each segment evaluates the performance of the segment prior to intersegment interest charges (computed at 9%) presented in internal reports which has been disclosed above. Intersegment interest is accounted for at an interest rate which management believes Services would be required to pay to an external party for a similar financing arrangement.

     As a result of the Agreement, the Company has presented segment information as required by FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," and has presented information for the nine months ended September 30, 2005 as if the Agreement was in effect since January 1, 2005. The Company has not restated its disclosures to include segment information for the nine months ended September 30, 2004 since the Company's chief operating decision maker did not allocate resources to separate segments and it is not practicable to develop separate information.

12. On September 1, 2005, CityFed, Services, and the stockholders to whom CityFed issued notes ("the Noteholders") (see Note 6), entered into an agreement, which was effective as of June 1, 2005, ("the Agreement"). Among other provisions contained within the Agreement, the Noteholders extended the maturity dates of the notes from May 31, 2007 to December 31, 2007; the parties to the Agreement agreed to run the business of CityFed and Services as separate entities; the business of Services would be run for the benefit of the Noteholders; and the business of CityFed would be run for the benefit of the stockholders of CityFed. In accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", CityFed determined that it and its related parties had a variable interest in Services which required the continued consolidation of Services' accounts and transactions in the accompanying financial statements.

13. At September 30, 2005, CityFed has a stockholders' deficiency of $38,000 and cumulative unpaid dividends totaling approximately $141.1 million. No common or preferred dividends have been paid since the second quarter of 1989. The holders of the Series B Stock are entitled to receive cash dividends when and as declared by the Board of Directors, and until all cumulative unpaid dividends on the Series B stock are paid, CityFed cannot declare or pay any dividends on common stock or other capital stock ranking junior to or in parity with the Series B stock. No dividends are expected to be declared or paid until CityFed's financial situation changes significantly. Management believes that CityFed will generate sufficient cash flows from operations to satisfy its operating requirements for, and its obligations due within, the next twelve months.

     The Agreement (see Note 12) added several events of defaults, including remedies available to the Noteholders as a result of an event of default, to the notes payable executed by and among CityFed and the Noteholders (the Notes). If an event of default, as defined, occurs the Noteholders may exercise their rights and may foreclose on the stock of Services. If CityFed does not effect a restructuring of its capital structure by September 30, 2006, then an event of default under the Notes is deemed to have occurred. It is not probable that a restructuring of CityFed's capital structure will be accomplished by September 30, 2006. Management does not know whether, upon the occurrence of an event of default, the Noteholders will exercise any of the remedies contained within the Notes. If an event of default relating to CityFed's inability to effect a restructuring of its capital structure occurs, management intends to request the Noteholders to waive its remedies as a result of the event of default and to amend the Agreement to provide CityFed with additional time to effect a restructuring of its capital structure.

14. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

CityFed has a management agreement with Services whereby Services provides administrative services to CityFed annually for $50,000. For the three and nine month periods ended September 30, 2005, CityFed has recognized $12,500 and $37,500, respectively as a charge to operations. Services has recognized the same amounts as income. All amounts are eliminated in consolidation.

CityFed believes that it can satisfy its cash requirements for its next twelve months of operations from its existing assets or by utilizing borrowing arrangements secured by its investments. During such period, CityFed does not expect to purchase or sell plant or significant equipment, nor does CityFed intend to significantly change its number of employees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, CityFed had $5,725,000 in total assets, $5,763,000 in total liabilities and a stockholders' deficiency of $38,000 compared to $5,529,000 in total assets, $5,588,000 in total liabilities and a stockholders' deficiency of $59,000 at December 31, 2004. CityFed expects to meet its commitments to originate loans, borrowing commitments and its operating expenses from cash generated from operations, from the sale of marketable securities or from loan repayments.

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

At September 30, 2005, CityFed held 368,638 shares of i2 Telecom. As part of the original consideration, under certain conditions an additional 33,300 shares of common stock may be issued to CityFed. i2 Telecom became a public company on February 27, 2004 in a reverse merger. CityFed also holds a warrant to purchase 66,438 common shares of i2 Telecom at $0.903 per share until February 2006 and at $1.20 per share for an additional twelve months. Pursuant to an agreement, in October 2004 i2 Telecom registered 139,520 of CityFed's shares of i2 Telecom stock and those shares were then recorded as available-for-sale. The remaining 229,118 shares of i2 Telecom became available-for-sale in the first quarter of 2005 and the unrealized gain when transferred from cost to fair value was $35,000. During the second quarter of 2005, management determined that the impairment in value of its interest in i2 Telecom represented an other than temporary impairment, and consequently, reclassified $38,000 of unrealized gain previously recorded as a component of other comprehensive income. CityFed recognized a loss on investment securities totaling $4,000 and $79,000 as component of net income for the three and nine month periods respectively ended September 30, 2005. At September 30, 2005, all the issued shares are recorded at the quoted market price of $0.30 per share.

RESULTS OF OPERATIONS

Nine months ended September 30:

     CityFed recorded a consolidated net income for the nine months ended September 30, 2005 of $71,000. This compares to a consolidated net income in the amount of $169,000 for the nine months ended September 30, 2004. Other comprehensive income includes a consolidated loss of $50,000 for the nine months ended September 30, 2005. There was an unrealized loss on available-for-sale securities for the nine months ended September 30, 2004 of $15,000.

     Interest income on investments was $14,000 for the nine months ended September 30, 2005 compared to $39,000 for the nine months ended September 30, 2004 due to a lower amount of funds invested in securities by CityFed in the 2005 period. Interest income on loans earned by Services for the nine months ended September 30, 2005 was $443,000. Included in interest income earned by Services for 2005 was $65,000 of additional interest on a loan that called for payment of a percent of the profit earned by the borrower on the sale of the collateral securing the loan. Interest income earned by Services on loans for the nine months ended September 30, 2004 was $343,000 due primarily to the lower amount of average loans outstanding in the 2004 period and the absence of additional interest on loans based on profit earned by borrowers. Interest expense was $145,000 for the nine months ended September 30, 2005. Of the $145,000, $142,000 was due to the increase in the interest due on the Notes payable, Stockholders (see Note 6 above).

     At September 30, 2005, loans past due for ninety days or more of $831,000 were not accruing interest. There were no such delinquent loans at September 30, 2004.

     The loss on investment securities incurred by CityFed was $72,000 for the nine months ended September 30, 2005. No gain or loss was incurred in the nine months ended September 30, 2004. Total expenses of $166,000 for the nine months ended September 30, 2005 were less than the $217,000 for the same period in 2004, principally due to lower legal fees.

     The basic (and diluted) loss per common share of $0.24 for the nine months ended September 30, 2005 and $0.23 for the nine months ended September 30, 2004 is after the deduction of unpaid preferred dividends of $6,835,000 in both periods. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be declared or paid until CityFed's situation changes significantly.

Three months ended September 30:

     CityFed recorded a consolidated net income for the three months ended September 30, 2005 of $41,000. This compares to a consolidated net income in the amount of $54,000 for the three months ended September 30, 2004. CityFed recognized an unrealized gain on available-for-sale securities for the three months ended September 30, 2004 of $3,000.

     Interest income on investments earned by CityFed was $3,000 for the three months ended September 30, 2005 compared to $11,000 for the three months ended September 30, 2004 due to a lower amount of funds invested in securities in the 2005 period. Interest income on loans earned by Services for the three months ended September 30, 2005 was $118,000. Interest income earned by Services on loans for the three months ended September 30, 2004 was $117,000. During the quarter ended September 30, 2005, there was no interest income recorded for loans that had been on non-accrual at the end of the previous quarter. Interest expense was $41,000 for the three months ended September 30, 2005. All of the $41,000 was due to the increase in the interest due on the Notes payable, Stockholders (see Note 6 above). Interest expense for the three months ended September 30, 2004 was $3,000.

     Total expenses of $35,000 for the three months ended September 30, 2005 were less than the $72,000 for the same period in 2004, primarily due to lower compensation and legal expenses.

     The basic (and diluted) loss per common share of $0.08 for the three months ended September 30, 2005 and 2004 is after the deduction of unpaid preferred dividends of $2,278,000 in both years. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

     The Agreement (see Note 12) added several events of defaults, including remedies available to the Noteholders as a result of an event of default, to the notes payable executed by and among CityFed and the Noteholders (the Notes). If an event of default, as defined, occurs the Noteholders may exercise their rights and may foreclose on the stock of Services. If CityFed does not effect a restructuring of its capital structure by September 30, 2006, then an event of default under the Notes is deemed to have occurred. It is not probable that a restructuring of CityFed's capital structure will be accomplished by September 30, 2006. Management does not know whether, upon the occurrence of an event of default, the Noteholders will exercise any of the remedies contained within the Notes. If an event of default relating to CityFed's inability to effect a restructuring of its capital structure occurs, management intends to request the Noteholders to waive its remedies as a result of the event of default and to amend the Agreement to provide CityFed with additional time to effect a restructuring of its capital structure.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes 9 and 10 to the financial statements above.

ITEM 3. CONTROLS AND PROCEDURES.

CityFed has adopted disclosure controls and procedures as required by Section 302 of the Sarbanes-Oxley Act and the Securities and Exchange Commission's rules thereunder. CityFed's disclosure controls and procedures reflect the fact that it currently has only one employee. CityFed's Vice President, Chief Financial Officer and Treasurer has evaluated the effectiveness of these disclosure controls and procedures as of the end of the quarterly period ended September 30, 2005. There have been no changes to CityFed's internal controls during the third quarter of 2005 or from September 30, to June 20, 2006.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At September 30, 2005 there are no suits or claims against CityFed. For a description of the settlement of prior indemnification claims of current or former officers and directors see the description under Settlement of Claims in
Part I Item 1-Description of Business in CityFed's 2004 Form 10-KSB.

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

          Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of September 30, 2005, the aggregate deficiency on the Series B Stock was approximately $86.6 million and the aggregate deficiency on the Series C Stock was approximately $54.5 million.

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

          A report on Form 8-K was filed on October 17, 2005 reporting the entering into an Agreement among CityFed, CFF Services Corp. Peter R. Kellogg, John Kean and John W. Atherton, Jr.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CITYFED FINANCIAL CORP.

                                        By: /s/ John W. Atherton, Jr.
                                            John W. Atherton, Jr.
                                            Vice President, and Treasurer
                                            (Principal Financial Officer)


Date: June 20, 2006