Form 10KSB
period 2005-12-31
CITYFED FINANCIAL CORP
filed 2007-02-20
CIK 744765

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                        Commission file number: 000-13311

                             CityFed Financial Corp.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                            22-2527684
--------------------------------------------------------------------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

       PO Box 3126, Nantucket, MA                                 02584
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's
================================================================================
knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(___)

State issuer's revenues for its most recent fiscal year: $641,000 for the year ended December 31, 2005.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of October 20, 2006 was $58,000. The market value of the registrant's Series C Stock is based on the sales price of $0.0001 on March 16, 2005 as reported by the OTCBB. The market value of the registrant's Common Stock is based on the sales price of $0.02 on October 20, 2006 as reported by the OTCBB. The market value of the registrant's Series B Stock is based on the sales price of $0.0001 on October 18, 2006 as reported by the OTCBB.

The number of shares outstanding of the registrant's Common Stock, as of October 15, 2006, was 28,716,134.

Transitional Small Business Disclosure Format (check one): Yes [_]; No [X]

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

GENERAL

CityFed Financial Corp. ("CityFed") was incorporated in Delaware in 1984 and since February 2002, CityFed has invested in marketable and non-marketable securities, and in real estate related assets through CFF Services Corp. ("Services"), a wholly-owned subsidiary of CityFed. On December 28, 2005, Services converted under Delaware law from a corporation to a limited liability company, principally to take advantage of available state net operating losses for income tax reporting purposes, and is now known as CFF Services LLC. References to Services herein will incorporate CFF Services Corp. or CFF Services LLC as appropriate. The consolidated financial statements include the accounts and transactions of CityFed and Services (collectively referred to herein as CityFed or the Company) after elimination of all intercompany activity. At the end of December 31, 2005, Services held $5,214,000 of real estate-related assets.

Services invests in first and junior mortgage loans, loans secured by real estate loans, other real estate-related loans, including construction loans, and acquisition, development and construction loans and other real estate assets. Some loans are closed in Services name or purchased by assignment and serviced directly and some are purchased by participation certificates and the loans are serviced by the originator. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis of the underlying characteristics of the borrower, the borrower's business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk and is priced accordingly. The normal location of the collateral is in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

Currently, Services has one full-time employee and one office.

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

After the receivership of City Federal Savings Bank ("City Federal"), a former wholly owned subsidiary of CityFed, in 1989, several former directors and/or officers of City Federal were named as defendants in various actions related to the receivership. Many of these former directors and/or officers of City Federal requested CityFed to indemnify them for legal expenses and settlements in connection with these actions. Settlements in all the actions were finalized during or before 2003 and the final adjustment of the claims was the $14,000 in income from discontinued operations realized in the year ended December 31, 2004. For a full discussion on all the related actions, see CityFed's Form 10-KSB for the year ended December 31, 2004.

CURRENT ACTIVITIES

Since its determination to rely on Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended ("1940 Act"), which exempts from registration as an investment company any person who is primarily engaged in "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," CityFed has invested in money market instruments, corporate securities, and pass-through certificates issued by federally sponsored agencies in addition to its investment in Services and Services' investments. The operating expenses of CityFed consist of the salaries of the employees of Services, interest expense on borrowings, the expenses of the office maintained by Services and the related office operating expenses of managing the investments of Services, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. Currently, Services has one full-time employee and one office.

CityFed believes that it can satisfy its cash requirements for its next twelve months of operations from its existing assets or by utilizing borrowing arrangements secured by its investments. During such period, CityFed does not expect to purchase or sell plant or significant equipment, nor does CityFed intend to significantly change its number of employees.

ITEM 2.      DESCRIPTION OF PROPERTY.

Services occupies an office condominium purchased in September 2004 located at 37 Old South Road, Suite 2, Nantucket, Massachusetts.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On May 29, 1990, CityFed's Common Stock and Series B Stock were delisted from Nasdaq at the request of CityFed. The Series C Stock was delisted from Nasdaq at the end of 1989. CityFed also requested that the London Stock Exchange delist CityFed's Common Stock and such stock was delisted. Thus, at present, there is no public trading market for the Common Stock, the Series C Stock or the Series B Stock. Consequently, set forth below (except as otherwise noted) are the high and low sales prices of such securities during the reported periods as reported by Pink Sheets LLC. No price history was available for 2005 for the Series C Stock. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    2004           First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                   -------------     --------------     -------------     --------------
Common Stock        .0001-.0001       .0001-.0001          .01-.0001        .005-.0001
Series B Stock      .0001-.0001       .0001-.0001        .0001-.0001         .01-.0001
Series C Stock      .0001-.0001       .0001-.0001        .0001-.0001        .001-.0001

    2005           First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                   -------------     --------------     -------------     --------------
Common Stock        .0001-.0001       .0001-.0001        .0070-.0001        .005-.0001
Series B Stock      .0001-.0001       .0050-.0001        .0001-.0001        .050-.0001
Series C Stock             N/A                N/A                N/A               N/A

___________________

The approximate number of holders of record of Common Stock as of February 28, 2006 was 9,700.

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

Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning with the payment due on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of December 31, 2005, the aggregate deficiency on the Series B Stock was $88.0 million and the aggregate deficiency on the Series C Stock was $55.5 million.

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

CityFed's significant accounting policies are disclosed in the footnotes to CityFed's consolidated financial statements in Item 7 hereof. Management believes the following significant accounting policies are considered critical accounting policies:

         Loan impairment - A loan is considered impaired when, based on available information or current events, it is probable that CityFed will be unable to collect all payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. CityFed measures impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that foreclosure is probable. At December 31, 2005 and 2004 and for the years then ended, CityFed had no impaired loans for which an impairment was recognized.

         Allowance for loan losses - Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at December 31, 2005 and 2004 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, CityFed had $5,771,000 in total assets, $5,758,000 in total liabilities and $13,000 in stockholders' equity compared to $5,529,000 in total assets, $5,588,000 in total liabilities and a stockholders' deficiency of $59,000 at December 31, 2004. CityFed expects to meet its commitments to originate loans, borrowing commitments and its operating expenses from cash generated from operations, from the sale of marketable securities, from secured borrowings or from loan repayments. See Item 1., "Description of Business - Current Activities."

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

Services invests in first and second mortgage loans, loans secured by real estate loans, and other real estate related loans including construction and acquisition, development and construction loans. Some loans are purchased by assignment and serviced directly and some are purchased by participation certificates and serviced by the originator. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis of the underlying characteristics of the borrower, the borrower's business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk and is priced accordingly. The normal location of the collateral is in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

At December 31, 2005, CityFed held 368,638 shares of i2 Telecom International, Inc., (i2 Telecom). As part of the original consideration, under certain conditions an additional 33,300 shares of common stock may be issued to CityFed. i2 Telecom became a public company on February 27, 2004 in a reverse merger. CityFed also holds a warrant to purchase 66,438 common shares of i2 Telecom at $0.903 per share until February 2006 and at $1.20 per share for an additional twelve months. Pursuant to an agreement, in October 2004 i2 Telecom registered 139,520 of CityFed's shares of i2 Telecom stock and those shares were then classified as available-for-sale. The remaining 229,118 shares of i2 Telecom became available-for-sale in the first quarter of 2005 and the unrealized gain when transferred from cost to fair value was $35,000. During the second quarter of 2005, management determined that the impairment in value of its interest in i2 Telecom represented an other than temporary impairment, and consequently, reclassified $38,000 of unrealized gain previously recorded as a component of other comprehensive income. CityFed recognized a loss on its i2 Telecom investment totaling $164,000 as a component of net income for the year ended December 31, 2005. At December 31,

2005, all the issued shares are recorded at the quoted market price of $0.07 per share. At February 5, 2007, the quoted market price of i2 Telecom shares was $0.14.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

CONSOLIDATED OPERATIONS:

CityFed recorded income from continuing operations for the year ended December 31, 2005 of $112,000. This compares to income from continuing operations in the amount of $225,000 for the year ended December 31, 2004. Net income was $112,000 for the year ended December 31, 2005. The net income of $239,000 for the year ended December 31, 2004 is after income of $14,000 from discontinued operations.

Interest on investments is $15,000 for the year ended December 31, 2005 compared to $48,000 for the year ended December 31, 2004 due to the lower average amount of funds invested in interest paying securities. Total income (net interest income and non-interest income/(loss)) for the year ended December 31, 2005 is $340,000 and compares to $526,000 for the year ended December 31, 2004. The reduction in income is primarily due to the $157,000 net loss on available-for-sale securities and the level of interest expense on stockholder notes. Interest on loans for 2005 totaled $626,000 compared to $483,000 for the year ended December 31, 2004 due to the higher average amount of funds invested in loans. Total expenses (income taxes and other expenses) of $228,000 for the year ended December 31, 2005 are less than the $301,000 for the same period in 2004 primarily due to lower compensation and professional fees. Income tax expense, current for both years does not have a relationship to expected income tax expense computed at the expected statutory tax rates since it represents only income taxes payable to the state based on the taxable income of Services, which, prior to December 28, 2005, was not allowable to be offset by the Company's available state net operating loss carryforwards.

The basic (and diluted) loss per share from continuing operations of $0.31 for both the years ended December 31, 2005 and 2004, is after the deduction of unpaid preferred dividends of $9,114,000. The basic (and diluted) net loss per share of $0.31 for both the years ended December 31, 2005 and 2004, is after the deduction of unpaid preferred dividends of $9,114,000. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

SEGMENT RESULTS:

To assist in further understanding CityFed's operations, an analysis of the Company's two business segments has been developed.

The Company's reportable segments are legally separate entities that are managed separately, and whose operating results are reviewed by the chief operating decision maker to make decisions about resources and to assess performance. The Company has two reportable segments, Services which operates as a finance company and CityFed which invests in securities. CityFed and Services are managed separately since their businesses are run as separate entities, and the business of Services is run for the benefit of the Noteholders while the business of CityFed is run for the benefit of the stockholders of CityFed. The results of the two segments for 2005 are presented below. In 2004, the Company's did not allocate resources to separate segments and it is not practicable to develop separate information.

(Dollars in Thousands)           CFF Services    CityFed     Eliminations  Consolidated

                                  Year ended    Year ended                  Year ended
                                 December 31,  December 31,                December 31,
                                    2005          2005                        2005
                                    ----          ----                        ----
Interest income, other            $      2      $     13                    $     15
Interest income from
external business                      626                                       626
Interest expense (a)                   179             2                         181
Net interest income                    449            11                         460
Other income                            49      $    (38)                         11
  Gain/loss on securities                           (131)                       (131)
Segment profit (loss)                  338          (215)                        123
Income tax expense                      11                                        11
Intersegment interest  income
(expense) (b)                         (368)          368
Segment assets:
  Investment in and
advances to subsidiary                             5,089        (5,089)
  Other                              5,425           346                       5,771

The information below reports the comprehensive income available for the Common Stockholders and the Noteholders after allocating segment income and losses as reflected above. Such amounts are disclosed herein, rather than on the face of the accompanying consolidated statement of financial condition, since such allocations are not included within the terms of the equity securities.

                                                            Year ended
                                                         December 31, 2005
                                                         -----------------

NET INCOME (LOSS) AVAILABLE FOR AND
         ALLOCATED TO:
         NOTEHOLDERS                                       $        327
         COMMON STOCKHOLDERS                                     (9,329)
                                                           ------------
         TOTAL                                             $     (9,002)
                                                           ============

BASIC AND DILUTED INCOME (LOSS) PER
         COMMON SHARE ALLOCATED TO:
         NOTEHOLDERS                                       $       0.01
         COMMON STOCKHOLDERS                                      (0.32)
                                                           ------------
         TOTAL                                             $      (0.31)
                                                           ============

AVERAGE COMMON SHARES OUTSTANDING                            28,716,134

DIVIDENDS PER COMMON SHARE                                         --

         (a) Interest expense related to the notes payable executed by and between CityFed and the Noteholders is allocated to Services since such interest expense is required to be borne by Services under the Agreement (see Note 7 to the financial statements contained in Item 7. below).

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

OFF-BALANCE SHEET ARRANGEMENTS

CityFed is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in CityFed's consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement CityFed has in the financial instruments. CityFed's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. CityFed uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2005, the contractual notional amounts representing commitments to fund loans in the future totals $236,000.

ITEM 7.      FINANCIAL STATEMENTS.



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of CityFed Financial Corp:

We have audited the accompanying consolidated statement of financial condition of CityFed Financial Corp. (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CityFed Financial Corp. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

         /s/   Lefkowitz, Garfinkel, Champi & DeRienzo P.C.


Providence, Rhode Island
February 14, 2007

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2005
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

ASSETS
------
Cash and cash equivalent                                                       $      180
Trading securities                                                                     96
Available for sale securities                                                         109
Loans receivable                                                                    5,214
Other assets                                                                          172
                                                                               ----------

TOTAL ASSETS                                                                   $    5,771
                                                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Accrued expenses                                                                     18
  Notes payable, Stockholders                                                       5,740
                                                                               ----------

           Total liabilities                                                        5,758
                                                                               ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25 par value, issued
             and outstanding: 2,538,550                                            63,464
       Series C Junior, cumulative, $.01 par value, liquidation
             preference $3.00 per share, shares issued and
             outstanding: 9,457,079                                                    95
    Common stock, $.01 par value, 100,000,000 shares authorized,
       issued: 28,915,134, outstanding: 28,716,134                                    288
    Additional paid-in capital                                                    108,875
    Accumulated deficit                                                          (171,719)
    Accumulated other comprehensive income                                             10
    Treasury stock (199,000 shares of common stock), at cost                       (1,000)
                                                                               ----------

         Total stockholders' equity                                                    13
                                                                               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    5,771
                                                                               ==========

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2005              2004
                                                            ------------      ------------
INTEREST INCOME:
     Interest on loans                                      $        626      $        483
     Interest on investments                                          15                48
            Total interest income                                    641               531
INTEREST EXPENSE:
     Stockholder notes and other                                     181                16
                                                            ------------      ------------
            Net interest income                                      460               515
                                                            ------------      ------------
NON-INTEREST INCOME (LOSS):
     Loan fees                                                        11                11
     Net realized loss on available-for-sale securities             (157)             --
     Net gain on trading securities                                   26              --
                                                            ------------      ------------
            Total non-interest income (loss)                        (120)               11
                                                            ------------      ------------
NON-INTEREST EXPENSES:
     Compensation and employee benefits                              134               158
     Other operating expenses                                         83               128
                                                            ------------      ------------
            Total non-interest expenses                              217               286
                                                            ------------      ------------
INCOME BEFORE INCOME TAX EXPENSE                                     123               240
                                                            ------------      ------------
     Income Tax Expense, Current                                      11                15
                                                            ------------      ------------
NET INCOME AFTER TAXES FROM CONTINUING
     OPERATIONS                                                      112               225
NET INCOME FROM DISCONTINUED OPERATIONS (Note 2)
                                                                    --                  14
                                                            ------------      ------------

NET INCOME                                                           112               239
                                                            ------------      ------------
OTHER COMPREHENSIVE INCOME:
   Unrealized (loss) gain on available-for-sale                      (15)               10
     securities
   Unrealized gain on investment securities
     transferred to available-for-sale                                35              --
   Reclassification adjustment for gains and losses
     included in net income                                          (60)             --
                                                            ------------      ------------
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME                              (40)               10
                                                            ------------      ------------

COMPREHENSIVE INCOME                                        $         72      $        249
                                                            ============      ============

NET LOSS AVAILABLE FOR
     COMMON STOCKHOLDERS
     (Note 1)                                               $     (9,002)     $     (8,875)
                                                            ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE:
     From continuing operations                             $      (0.31)     $      (0.31)
     From discontinued operations                           $       --        $       --
                                                            ------------      ------------
     Net loss                                               $      (0.31)     $      (0.31)
                                                            ============      ============


AVERAGE COMMON SHARES OUTSTANDING                             28,716,134        28,716,134

DIVIDENDS PER COMMON SHARE                                          --                --

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                                 Accumulated
                                                        Additional                  Other
                              Preferred     Common       Paid-in    Accumulated  Comprehensive    Treasury
                               Stock         Stock       Capital      Deficit       Income          Stock        Total
                             --------------------------------------------------------------------------------------------
BALANCE,
     DECEMBER 31, 2003       $   63,559    $      288   $  109,026   $ (172,070)   $       40    $   (1,000)   $     (157)

Comprehensive income:
     Net income                    --            --           --            239          --            --             239
     Unrealized gain on            --            --           --           --              10          --              10
available-for-sale
securities
Increase in notes payable,
shareholders                       (151)         --           --           --            (151)
                             ----------    ----------   ----------   ----------    ----------    ----------    ----------
BALANCE,
     DECEMBER 31, 2004       $   63,559    $      288   $  108,875   $ (171,831)   $       50    $   (1,000)   $      (59)
                             ==========    ==========   ==========   ==========    ==========    ==========    ==========
Comprehensive income:
     Net income                    --            --           --            112          --            --             112
     Unrealized losses on
available-for-sale
securities, net of
reclassified
adjustments                        --            --           --           --             (40)         --             (40)
                             ----------    ----------   ----------   ----------    ----------    ----------    ----------
BALANCE,
     DECEMBER 31, 2005       $   63,559    $      288   $  108,875   $ (171,719)   $       10    $   (1,000)   $       13
                             ==========    ==========   ==========   ==========    ==========    ==========    ==========

See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                       2005            2004
                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                              $      639      $      514
     Operating expenses                                                   (233)           (297)
     Other income including income from discontinued operations             11              25
     Cash paid for interest                                                 (2)            (11)
                                                                    ----------      ----------
       Net cash provided by operating activities                           415             231
                                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in loans receivable                                         (707)           (471)
     Purchase of trading securities                                       (133)           --
     Proceeds from sale of trading securities                               63            --
     Change in available for sale securities                               474             537
     Purchase of other assets                                             --              (180)
                                                                    ----------      ----------
       Net cash used in investing activities                              (303)           (114)
                                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in secured borrowings                                       --              (250)
                                                                    ----------      ----------
       Net cash used in financing activities                              --              (250)
                                                                    ----------      ----------

NET INCREASE (DECREASE) IN CASH                                            112            (133)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              68             201
                                                                    ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $      180      $       68
                                                                    ==========      ==========
RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income from continuing operations                          $      112      $      225
     Income from discontinued operations                                  --                14
     Loss on investment securities                                         131            --
     Increase in accrued interest and deferred fees                         (4)           --
     (Increase) decrease in other assets                                     6             (11)
     Increase in other liabilities                                         170               3
                                                                    ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           $      415      $      231
                                                                    ==========      ==========

Non-cash financing transaction   -  See note 6

CITYFED FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Basis of Presentation - Until December 8, 1989, CityFed Financial Corp. ("CityFed") was a unitary savings and loan holding company that conducted its business primarily through its ownership of City Federal Savings Bank ("City Federal") and its subsidiaries. On December 7, 1989, the Office of Thrift Supervision (the "OTS") of the United States Department of the Treasury declared City Federal insolvent, ordered it closed and appointed the Resolution Trust Corporation ("RTC") as receiver of City Federal. Activities related to City Federal have been reflected as discontinued operations in the accompanying consolidated financial statements.

During February 2002, CityFed organized CFF Services Corp. ("Services"). Services is incorporated in Delaware and is a wholly-owned subsidiary of CityFed. Effective December 28, 2005, pursuant to Delaware law, CityFed converted Services to a Delaware limited liability company changing its name to CFF Services LLC, principally to take advantage of the benefit of available state net operating losses for income tax reporting purposes. The accompanying consolidated financial statements include the accounts and transactions of CityFed and Services after the elimination of all significant intercompany activity. CityFed and Services are collectively referred to herein as the "Company."

CityFed's operations consist principally of managing investments and providing resources to Services to fund its operations. Services invests in first and junior mortgage loans, loans secured by real estate loans, other real estate-related loans, including construction loans, and acquisition, development and construction loans and other real estate assets. Some loans are closed in Services name or purchased by assignment and serviced directly and some are purchased by participation certificates and serviced by the originator. The borrowers generally do not meet the conforming guidelines established by banking institutions because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. However, an analysis of the underlying characteristics of the borrower, the borrower's business or employment, and/or the value of additional collateral to support the loan, provides support so that the loan is a reasonable risk and is priced accordingly. The normal location of the collateral is in the New England states with a concentration in Rhode Island and southeastern Massachusetts.

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

Cash and cash equivalent - Cash includes cash on hand and in banks and money market accounts. At December 31, 2005, cash equivalents totaled $107,000 and cash and cash equivalents in excess of amounts insured totaled $7,000.

Investment securities - In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies debt and equity securities, at acquisition, into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are carried at amortized cost. Available for sale securities consist of equity securities and are carried at fair value, based principally on quoted market prices. Trading securities, consisting of equity securities held for the purpose of sale in the near term, are carried at fair value based on quoted market prices. Securities for which sale by the Company is restricted have been categorized as non-marketable equity securities and have been valued at cost. Unrealized holding gains and losses resulting from changes in fair value on available for sale securities generally are reported in other comprehensive income (loss). Realized and unrealized gains and losses on trading securities are reported in net income. Securities sold are identified using the specific identification method.

Investment securities classified as available for sale or held to maturity are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company evaluates securities for other-than-temporary impairment based on FASB Staff Position (FSB) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The Company considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in fair value, the financial health of and business outlook for the issuer, and the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded as a component of non-interest income (loss) and a new cost basis in the investment is established.

Income recognition - Interest income from loans is recognized on the accrual basis. A loan is considered delinquent when a payment has not been made according to contractual terms. Accrual of income is suspended when a loan is delinquent for ninety days or more and all interest accrued for nonaccrual status loans is reversed against interest income. Loans are returned to accrual status when all amounts contractually due are brought current and future payments are reasonably assured. Loan origination fees, net of certain direct origination costs, and unearned interest on discounted loans are deferred and amortized over the contractual life of the loan or upon repayment of the loan as an adjustment of the yield of the related loans.

Loans receivable - Loans receivable represent the portion of loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff and are reported at their outstanding unpaid principal balances reduced by any chargeoff or specific valuation accounts, any allowance for loan losses, and deferred fees on originated or purchased loans.

Loan impairment - A loan is considered impaired when, based on available information or current events, the Company determines it is probable that it will be unable to collect all payments of principal and interest due according to the contractual terms of the loan agreement.

Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. The Company measures impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that foreclosure is probable. At December 31, 2005 and 2004 and for the years then ended, the Company had no loans for which an impairment was recognized.

Allowance for loan losses - Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at December 31, 2005 or at December 31, 2004 since, based on its evaluation of loans on a loan by loan basis, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

Earnings per share - As required by SFAS No. 128, "Earnings Per Share," the Company computes basic income (loss) per common share by dividing net income
(loss), after consideration of preferred dividends (to shareholders of record on December 15th) of $9,114,000 in 2005 and 2004, by the weighted average number of common shares outstanding during each period.

Reclassification - Certain prior year amounts in the consolidated statements of cash flows have been reclassified to conform to current year presentation.

2. DISCONTINUED OPERATIONS

The accompanying consolidated statement of operations for the year ended December 31,2004 includes income from discontinued operations of $14,000 to reflect adjustments to previously estimated recorded liabilities relating to the indemnification claims associated with City Federal (see Note 11).

3. INVESTMENT SECURITIES

During 2005, 229,118 shares of i2 Telecom International Inc. ("i2 Telecom") stock previously reported as non-marketable equity securities became available for sale and the Company recognized an unrealized gain when transferred of $35,000. Subsequently during 2005, the Company determined that the impairment in value of its interest in all i2 Telecom stock held represented an other-than-temporary impairment, and consequently, reclassified $38,000 of unrealized gain previously recorded as a component of other comprehensive income and recognized a loss on investment securities totaling $164,000 as a component of non-interest income (loss) for the year ended December 31, 2005. At December 31, 2005, all shares of i2 Telecom are recorded at fair value based on a quoted market price of $0.07 per share. At February 5, 2007, the quoted market price of i2 Telecom shares is $0.14 per share. Subsequent reductions in fair value will be evaluated to determine whether such reductions are other than temporary and will be included as a component of non-interest income (loss) if such reductions are deemed other than temporary.

At December 31, 2005, trading securities consist of investments in put options. For the year ended December 31, 2005, net income includes realized gains on sale of trading securities totaling $18,000 and net unrealized gains on trading securities held at December 31, 2005 totaling $8,000. For the year ended December 31, 2005, net income includes $7,000 of realized gains on sales of available for sale securities.

4. LOANS

At December 31, 2005, loans and their contractual maturities are summarized as follows (dollars in thousands):

                                        2006    2007    2008    2009     Total
                                        ----    ----    ----    ----     -----
     Residential mortgage loans
                                      $  885             $75     $63    $1,023
     Commercial mortgage loans
                                       1,683    $550    $214             2,447
     Residential construction loans
                                       1,704                             1,704
     Other commercial loans,
       real estate secured                17                                17
     Accrued interest receivable
                                          43     --      --      --         43
                                      ------    ----    ----     ---    ------
                                      $4,332    $550    $289     $63     5,234
                                      ======    ====    ====     ===
     Deferred loan fees                                                   (20)
                                                                        ------
     Total loans, net                                                   $5,214
                                                                        ======

Loans totaling $662,000 due on or prior to December 31, 2005 have been included within the 2006 contractual maturity column. Loans are structured, principally, to be repaid in one lump sum at the end of the term, and interest only, at rates ranging from 7.5% to 12%, is earned and received monthly.

It is the Company's expectation that a substantial portion of the portfolio might be renewed or repaid before contractual maturity dates. The above tabulation is, therefore, not to be regarded as a forecast of future cash collections.

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement the Company has in the financial instruments. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2005, the contractual notional amounts representing commitments to fund loans in the future totals $236,000.

At December 31, 2005, eight loans with four borrowers comprise approximately 52.8% of total loans receivable and interest recognized on such loans during the years ended December 31, 2005 and 2004 totaled $37,000 and $95,000, respectively. At December 31, 2005, loans past due for ninety days or more totaling $997,000 were not accruing interest. During the year ended December 31, 2005, there was no interest income recognized on loans which were on non accrual status at December 31, 2004.

5. BORROWINGS

There were no borrowings outstanding at December 31, 2005. The Company paid cash for interest totaling $2,000 and $11,000 for the years ended December 31, 2005 and 2004, respectively.

6. NOTES PAYABLE, STOCKHOLDERS

Notes payable, stockholders at December 31, 2005 includes the principal balance of $4,750,000, which is payable at maturity on December 31, 2007. The balance also includes interest payable at maturity of $990,000, which is comprised of $504,000 computed at the prime rate as it existed from time to time through December 31, 2005 and the balance of $486,000 computed at 7.25% (the prime rate at December 31, 2005) through the original maturity of May 31, 2007. The interest is due at the maturity of the notes and, when actually paid, will be computed at the prime rate as it will exist from time to time until maturity. During 2004, the prime rate increased in excess of the amount previously recorded and the increase has been recognized as a reduction in the amount previously recognized as paid-in-capital in the amount of $151,000 and a charge to interest expense of $6,000. During 2005, the increase in the prime rate was recognized as a charge to interest expense of $179,000. Any increase of the amount recorded as a liability resulting from increases in interest rates after December 31, 2005 through May 31, 2007 will be charged as an expense to operating income. Interest accruing during the maturity date extension (June 1, 2007 through December 31, 2007) period will be charged as an expense during that same period.

7. VARIABLE INTEREST AGREEMENT

On September 1, 2005, CityFed, Services, and the stockholders to whom CityFed issued notes ("the Noteholders") (see Note 6), entered into an agreement, which was effective as of June 1, 2005 ("the Agreement"). Among other provisions contained within the Agreement, the

Noteholders extended the maturity dates of the notes from May 31, 2007 to December 31, 2007; added a default interest rate of 18% to the notes retroactive to December 19, 2003; the stock of Services was pledged as collateral to the Noteholders; the parties to the Agreement agreed to run the business of CityFed and Services as separate entities; the business of Services would be run for the benefit of the Noteholders; and the business of CityFed would be run for the benefit of the stockholders of CityFed. In accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", CityFed determined that it and its related parties had a variable interest in Services which required the continued consolidation of Services' accounts and transactions in the accompanying financial statements.

8. INCOME TAXES

Net operating loss carryforward for income tax reporting purposes at December 31, 2005 expire as follows:

     Year                       Federal             State
     ----                       -------             -----

     2007                      $1,148,000         $1,060,000
     2008                       1,277,000             52,000
     2009                         369,000
     2020                       3,208,000
     2022                       1,016,000
                               ----------         ----------
     Total                     $7,018,000         $1,112,000
                               ==========         ==========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards. The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 2005 and 2004 are as follows:

                                                      2005               2004
                                                      ----               ----
     Deferred tax assets:
            Operating loss carryforwards           $2,452,000        $ 8,779,000
            Other liabilities                                          2,221,000

     Total deferred tax assets                      2,452,000         11,000,000

     Deferred tax liabilities                             --                 --

     Net deferred tax asset before valuation
        allowance                                   2,452,000         11,000,000

     Valuation allowance                            2,452,000         11,000,000

     Net deferred tax asset                        $      --          $      --

There was a $8,548,000 and a $216,000 decrease in the valuation allowance for the years ended December 31, 2005 and 2004, respectively, principally related to the expiration of net operating loss carryforwards.

Income tax expense, current for the year ended December 31, 2005 does not have a relationship to expected income tax expense computed at the expected statutory tax rates since it represents only income taxes payable to the state based on the taxable income of Services which prior to December 28, 2005, was not allowable to be offset by the Company's available state net operating loss carryforwards.

9. SEGMENT INFORMATION

The Company's reportable segments are legally separate entities that are managed separately, and whose operating results are reviewed by the chief operating decision maker to make decisions about resources and to assess performance. The Company has two reportable segments, Services which operates as a finance company and CityFed which invests in securities. CityFed and Services are managed separately since their businesses are run as separate entities, and the business of Services is run for the benefit of the Noteholders while the business of CityFed is run for the benefit of the stockholders of CityFed. Accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies in Note 1.

(Dollars in Thousands)               CFF Services            CityFed         Eliminations       Consolidated

                                      Year ended            Year ended                           Year ended
                                 December 31, 2005     December 31, 2005                      December 31, 2005
                                 -----------------     -----------------                      -----------------
Interest income, other                 $    2                $   13                                  $15
Interest income from
external business                         626                                                        626
Interest expense (a)                      179                     2                                  181
Net interest income                       449                    11                                  460
Other income                               49                                    ($38)                11
  Gain/loss on securities                                     (131)                                 (131)
Segment profit (loss)                     338                 (215)                                  123
Income tax expense                         11                                                         11
Intersegment   interest  income
(expense) (b)                           (368)                   368
Segment assets:
  Investment in and
advances to subsidiary                                        5,089            (5,089)
  Other                                 5,425                   346                                5,771

The information below reports the comprehensive income available for the Common Stockholders and the Noteholders after allocating segment income and losses as reflected above. Such amounts are disclosed herein, rather than on the face of the accompanying consolidated statement of financial condition, since such allocations are not included within the terms of the equity securities.

                                                              Year ended
                                                          December 31, 2005
                                                          -----------------
NET INCOME (LOSS) AVAILABLE FOR AND ALLOCATED TO:
         NOTEHOLDERS                                       $          327
         COMMON STOCKHOLDERS                                       (9,329)
                                                           --------------
         TOTAL                                             $       (9,002)
                                                           ==============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
ALLOCATED TO:
         NOTEHOLDERS                                       $         0.01
         COMMON STOCKHOLDERS                                        (0.32)
                                                           --------------
         TOTAL                                             $        (0.31)
                                                           ==============

AVERAGE COMMON SHARES OUTSTANDING                              28,716,134

DIVIDENDS PER COMMON SHARE                                            --

     (a) Interest expense related to the notes payable executed by and between CityFed and the Noteholders is allocated to Services since such interest expense is required to be borne by Services under the Agreement (see Note
     7).

     (b) The chief operating decision maker of each segment evaluates the performance of the segment prior to intersegment interest charges (computed at 9%) presented in internal reports which has been disclosed above. Intersegment interest is accounted for at an interest rate which management believes Services would be required to pay to an external party for a similar financing arrangement.

As a result of the Agreement, the Company has presented segment information as required by FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," and has presented information for the year ended December 31, 2005 as if the Agreement was in effect since January 1, 2005. The Company has not restated its disclosures to include segment information for the year ended December 31, 2004 since the Company's chief operating decision maker did not allocate resources to separate segments and it is not practicable to develop separate information.

10. STOCKHOLDERS' EQUITY

Each share of $2.10 Cumulative Convertible Preferred Stock, Series B is entitled to a cumulative dividend of $2.10 per annum when and as declared by the Board of Directors and will have priority over dividends on the Common Stock and Series C Junior Preferred Stock. Each share is convertible to 1.752 shares of Common Stock at the option of the holder. The Series B Preferred Stock is entitled to a liquidation preference of $25.00 per share.

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

The Company suspended dividend payments in July 1989. At December 31, 2005, cumulative unpaid dividends totaled $88.0 million ($34.65 per share) and $55.5 million ($6.60 per share for 8,257,079 shares and $0.80 per share for 1,200,000 shares) for the Series B and C preferred stock, respectively. The Company's legal counsel does not believe that the holders of its Series B or Series C stock have the right to require the Company or its Board of Directors to declare such accumulated unpaid dividends.

11. RELATED PARTY TRANSACTION

In December 2005, the Company purchased 30,000 shares of stock in University Bancorp, Inc. ("UBI"), a publicly traded company controlled by the Chief Executive Officer and President of CityFed, for $54,000. The Company purchased such shares from Jove Corp., a company also controlled by the Chief Executive Officer and President of CityFed.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalent, accrued interest and accrued expenses approximate their fair values. The fair values of investment securities were based on quoted market prices. The fair values of loans receivable were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality, and approximate their carrying amounts. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the borrower's credit standing, and approximate their contractual notional amounts. The fair value of notes payable were estimated based on current rates offered to the Company for debt of the same maturities with similar collateral requirements and approximate their carrying value.

13. CONTINUING OPERATIONS

At December 31, 2005, CityFed has a stockholders' equity of $13,000 and cumulative unpaid dividends totaling approximately $143.5 million. No common or preferred dividends have been paid since the second quarter of 1989. The holders of the Series B Stock are entitled to receive cash dividends when and as declared by the Board of Directors, and until all cumulative unpaid dividends on the Series B stock are paid, CityFed cannot declare or pay any dividends on common stock or other capital stock ranking junior to or in parity with the Series B stock. No dividends are expected to be declared or paid until CityFed's financial situation changes significantly. The Company's legal counsel does not believe that the holders of its Series B or Series C stock have the right to require the Company or its Board of Directors to declare such accumulated unpaid dividends. Management believes that CityFed will generate sufficient cash flows from operations to satisfy its operating requirements and its obligations due through December 31, 2006.

The Agreement (see Note 7) added several events of defaults, including remedies available to the Noteholders as a result of an event of default, to the notes payable executed by and among CityFed and the Noteholders (the Notes). If an event of default, as defined, occurs the Noteholders may exercise their rights and may foreclose on the stock of Services. If CityFed does not effect a restructuring of its capital structure by March 31, 2007, then an event of default under the Notes is deemed to have occurred. Management does not know whether, upon the occurrence of an event of default, the Noteholders will exercise any of the remedies contained within the Notes. If an event of default relating to CityFed's inability to effect a restructuring of its capital structure occurs, management intends to request the Noteholders to waive its remedies as a result of the event of default and to amend the Agreement to provide CityFed with additional time to effect a restructuring of its capital structure.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

CityFed has adopted disclosure controls and procedures as required by Section 302 of the Sarbanes-Oxley Act and the Securities and Exchange Commission's rules thereunder. CityFed's disclosure controls and procedures reflect the fact that it currently has only one employee. CityFed's Vice President, Chief Financial Officer and Treasurer has evaluated the effectiveness of these disclosure controls and procedures as of the end of 2005. There have been no changes to CityFed's internal controls during the last quarter of 2005.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

The current directors of CityFed are as follows:

                                   Positions Held                       Director
          Name                      With CityFed              Age(1)    Since(2)
          ----                      ------------              ------    --------

Class I-Term Expired 1994

John W. Atherton, Jr.          Director, Vice President,         63       1987
                               Chief Financial Officer and
                               Treasurer

Stephen L. Ranzini             Director, Chairman,               40       1991
                               President and Chief
                               Executive Officer

-------------------------
(1) At January 31, 2005.
(2) All directors serve until their successors have been elected and qualify.

The following is certain biographical information regarding the current directors:

Mr. Atherton was appointed Vice President and Chief Financial Officer of CityFed on September 1, 2005. He previously served as President of CityFed from February 1, 1989 to September 1, 2005 and as Chairman of CityFed from July 16, 1991 to September 1, 2005. He has served as a Director of Cicero, Inc. since May 12, 2006.

Mr. Ranzini has served CityFed as a director since 1991 and as Chief Executive Officer since September 1, 2005. Mr. Ranzini has been, since July 1988, President, Chief Executive Officer and a Director of University Bancorp Inc., the holding company for University Bank ("Bank"), located in Ann Arbor, Michigan. In January 1994, he became a Director of the Bank, in November 1994, he became the President of the Bank, in December 1995, he became Senior Vice President - Mortgage Banking of the Bank, and in November 1997, he became President and Chairman of the Bank. In May 1993, Mr. Ranzini became a Director and the Treasurer of Michigan BIDCO, a community development lending organization, and was elected President and Chairman in January 2003. Since July 1997, Mr. Ranzini has served as a Director of Newco Bancorp and its predecessor, Municipal Bankers Corp., a CEDAR reporting Canadian investment company previously listed on the Toronto Stock Exchange. Mr. Ranzini was also elected Chairman of Jove Corporation in December 2003, an SEC reporting company previously listed on the Nasdaq Stock Market, now traded OTC.

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

AUDIT COMMITTEE

CityFed's Board of Directors determined in September 2005 that the entire board of directors would constitute its Audit Committee.

EXECUTIVE OFFICERS

CityFed has no current executive officers, other than Stephen L. Ranzini and John W. Atherton, Jr. All executive officers are appointed by the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of CityFed's knowledge, all directors, officers and more than 10% beneficial owners of CityFed have filed all reports on Forms 3, 4 and 5 required to be filed by them for the year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or accrued by Services for CityFed's one officer whose aggregate compensation exceeded $100,000 in 2005. Mr. Ranzini received no compensation for his service as Chief Executive Officer of CityFed.

                                                      Annual Compensation
                                           -------------------------------------
Name and Principal                                                Other Annual
Position                            Year   Salary($)  Bonus($)  Compensation ($)
John W. Atherton, Jr.               2005     94,000     4,000      28,300 (1)
Chairman, Director,                 2004    100,000    22,500      27,791 (1)
President, Chief Executive          2003    135,000    25,000      26,843 (1)
Officer (until September 1,
2005) and Treasurer
-----------------------
(1) Represents amounts paid for Mr. Atherton's health insurance and for life insurance for which Mr. Atherton may designate the beneficiary.

CityFed does not have employment agreements with its officers.

DIRECTORS' COMPENSATION

Directors of CityFed received an annual fee of $1,500 in 2004. One meeting was held in 2004. No director fees have been paid since 2004. Directors of CityFed who are compensated as officers of CityFed do not receive separate compensation for service on the Board of Directors of CityFed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to those persons known to CityFed to own, or who may be deemed to own, beneficially more than five percent of any class of voting stock of CityFed (Common Stock, Series B Stock or Series C Stock) as of February 28, 2006. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the stock indicated. Information contained in the table is based on reports filed with or information otherwise supplied to CityFed by the listed beneficial owners.

-------------------------------- ------------------ ----------------------------
NAME AND ADDRESS OF               NUMBER OF SHARES
BENEFICIAL OWNER                 BENEFICIALLY OWNED        PERCENT OF CLASS
-------------------------------- ------------------ ----------------------------

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

SECURITIES OWNERSHIP OF MANAGEMENT

The following table sets forth information concerning the shares of Common Stock, Series C Stock and Series B Stock beneficially owned by each director of CityFed, and by all officers and directors as a group, as of February 28, 2006. Except as otherwise noted, each beneficial owner listed has sole investment and voting powers with respect to the stock indicated.

Common Stock
------------

                                               Number of Shares        Percent
   Name                                       Beneficially Owned       of Class
   ----                                       ------------------       --------

   John W. Atherton, Jr.                            61,105 (2)            (1)
   Stephen L. Ranzini                                    0                 0

   All Directors and Officers as a Group            61,105 (2)            (1)
   (2 Persons)

--------------------------
(1) Less than 1.0%.

(2) Includes 19,169 shares held by Mr. Atherton's wife and 7,168 shares held in custodial accounts for Mr. Atherton's children with respect to which Mrs. Atherton is custodian.

Series C Stock
--------------

                                               Number of Shares        Percent
   Name                                       Beneficially Owned       of Class
   ----                                       ------------------       --------

   John W. Atherton, Jr.                           404,402(2)            4.28
   Stephen L. Ranzini                                    0                0


   All Directors and Officers as a Group           404,402               4.28
   (2 Persons)

--------------------------
(1) Less than 1.0%.

(2) Includes 4,402 shares held in custodial accounts for Mr. Atherton's children with respect to which Mr. Atherton's wife is custodian.

Series B Stock
--------------

                                               Number of Shares        Percent
   Name                                       Beneficially Owned       of Class
   ----                                       ------------------       --------

   John W. Atherton, Jr.                              150                  (1)
   Stephen L. Ranzini                             445,800 (2)            17.56

   All Directors and Officers as a Group          445,950 (2)            17.57
   (2 Persons)
--------------------------

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

(10) Material Contracts.

     Agreement dated as of September 1, 2005 attached as an exhibit to the 8-K filed on October 17, 2005.

(11) Statement regarding computation of per share earnings (loss).

(14) Code of Ethics

(21) Subsidiaries of CityFed.

(31) Rule 15d-14(a) Certification

(32) Section 1350 Certification

(b) Reports on Form 8-K.

     None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Aggregate fees billed by Lefkowitz, Garfinkel, Champi & DeRienzo P.C. for professional services rendered for the audit of CityFed's annual consolidated financial statements included in this Annual Report on Form 10-KSB and the review of interim consolidated financial statements included in CityFed's Quarterly Reports on Form 10-QSB and the review of the application of new accounting pronouncements and SEC releases were $31,200 and $25,900 for the years ended December 31, 2005 and 2004, respectively.

AUDIT-RELATED FEES

There were no fees for assurance and related services that were billed separately by Lefkowitz, Garfinkel, Champi & DeRienzo P.C. in fiscal years 2005 or 2004.

TAX FEES

Aggregate fees billed by Lefkowitz, Garfinkel, Champi & DeRienzo P.C. for tax compliance services were $3,900 and $300 for the years ended December 31, 2005 and 2004, respectively.

ALL OTHER FEES

There were no other fees billed by Lefkowitz, Garfinkel, Champi & DeRienzo P.C. in fiscal years 2005 or 2004.

Before the independent accountant is engaged by CityFed to render audit or non-audit services, the engagement is approved by CityFed's Board of Directors unless it falls within certain exceptions permitted by the SEC's rules.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CITYFED FINANCIAL CORP.


Date: February 14, 2007                  By: /s/ John W. Atherton, Jr.
                                             ----------------------------
                                             John W. Atherton, Jr.
                                             Vice President, Chief Financial
                                             Officer, and Director



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John W. Atherton, Jr.                   February 14, 2007
--------------------------
John W. Atherton, Jr.
Vice President, Chief Financial
Officer, and Director

/s/ Stephen L. Ranzini                      February 14, 2007
--------------------------
Stephen L. Ranzini
Chairman, President, Chief Executive
Officer and Director

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

  12 Agreement dated as of September 1, 2005 attached as an exhibit to the 8-K filed on October 17, 2005.

  14 Code of Ethics dated as of November 8, 2002. Incorporated herein by reference to Exhibit 14 of CityFed's Annual Report on Form 10-KSB for the year ended December 31, 2002.

  21      Subsidiaries of CityFed.

  31      Rule 15d-14(a) Certification.

  32      Section 1350 Certification.

(b) Reports on Form 8-K.

     None