Form 10QSB
period 2006-03-31
CITYFED FINANCIAL CORP
filed 2008-01-10
CIK 744765

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[Mark One]

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission file number 0-13311

                             CityFed Financial Corp.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        22-2527684
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                        PO Box 3126, Nantucket, MA 02584
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (508) 228-2366
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2006, the number of shares of outstanding common stock was 28,716,134.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
March 31, 2006
(Dollars in Thousands)
(Unaudited)

                                                                             March 31, 2006
                                                                             --------------
ASSETS

  Cash                                                                         $      418
  Trading securities                                                                  111
  Available for sale securities                                                       136
  Loans receivable                                                                  5,077
  Other assets (net of accumulated depreciation of $9)                                171
                                                                               ----------


TOTAL ASSETS                                                                   $    5,913
                                                                               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Notes payable, Stockholders                                                       5,771
                                                                               ----------
           Total liabilities                                                        5,771
                                                                               ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, 30,000,000 shares authorized:
       $2.10 cumulative convertible, Series B, $25 par value, shares
              issued and outstanding: 2,538,550                                    63,464
       Series C Junior, cumulative, $.01 par value, liquidation preference
              $3.00 per share, shares issued and outstanding: 9,457,079
                                                                                       95
    Common stock, $.01 par value, 100,000,000 shares authorized, issued:
        28,915,134, outstanding: 28,716,134                                           288
    Additional paid-in capital                                                    108,875
    Accumulated deficit                                                          (171,626)
    Accumulated other comprehensive income                                            (46)
    Treasury stock (199,000 shares of common stock), at cost                       (1,000)
                                                                               ----------

         Total stockholders' equity                                                   142
                                                                               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    5,913
                                                                               ==========

                 See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2006 and 2005
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                               Three months ended
                                                                    March 31,
                                                              2006            2005
                                                          ------------    ------------
INTEREST INCOME:
     Interest on investments                              $          2    $          9
     Interest on loans                                             178             144
                                                          ------------    ------------
            Total interest income                                  180             153
                                                          ------------    ------------

INTEREST EXPENSE:
     Secured borrowings                                           --                 1
     Interest on stockholder notes                                  31              54
                                                          ------------    ------------
            Total interest expense                                  31              55
                                                          ------------    ------------
            Net interest income                                    149              98
                                                          ------------    ------------

NON-INTEREST INCOME (LOSS):
     Loan fees                                                       3               2
     Net realized gain on available-for-sale securities           --                 7
     Net (loss) on trading securities                              (20)
                                                          ------------    ------------
            Total non-interest income (loss)                       (17)              9
                                                          ------------    ------------

EXPENSES:
     Compensation and employee benefits                             27              38
     Other operating expenses                                       10              25
                                                          ------------    ------------
            Total expenses                                          37              63
                                                          ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE
                                                                    95              44
                                                          ------------    ------------
     Income tax expense, current                                     2               4
                                                          ------------    ------------
NET INCOME                                                          93              40
                                                          ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized gain (loss) on available-for-sale
     securities                                                     45             (25)
   Unrealized gain on investment securities
     transferred to available-for-sale                            --                35
   Reclassification adjustment for gains and losses
     included in net income (loss)                                  (9)            (22)
                                                          ------------    ------------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)
                                                                    36             (12)
                                                          ------------    ------------

COMPREHENSIVE INCOME                                      $        129    $         28
                                                          ============    ============

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS                $     (2,185)   $     (2,238)
                                                          ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE:                  $      (0.08)   $      (0.08)
                                                          ============    ============

AVERAGE COMMON SHARES OUTSTANDING                           28,716,134      28,716,134

DIVIDENDS PER COMMON SHARE                                        --              --

                 See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2006 and 2005
(Dollars in Thousands)
(Unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                                    2006        2005
                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                            $    181    $    143
     Operating expenses                                                (52)        (77)
     Other income                                                        3           2
     Cash paid for interest                                              1          (1)
                                                                  --------    --------
       Net cash provided by operating activities                       133          67
                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in loans receivable                           135        (220)
     Change in available for sale securities                           (10)         12
     Purchase of trading securities                                    (88)       --
     Proceeds from sale of trading securities                           72        --
                                                                  --------    --------
       Net cash provided by (used in) investing activities             109        (208)
                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in secured borrowings                          (4)        291
                                                                  --------    --------
       Cash (used in) provided by financing activities                  (4)        291
                                                                  --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              238         150

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                       180          68
                                                                  --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    418    $    218
                                                                  ========    ========

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING
ACTIVITIES:
     Net income                                                   $     93    $     40
       Depreciation                                                      1           3
       (Gain) loss on investment securities, net                        20          (7)
       Decrease (increase) in other assets                               2         (15)
       Increase in other liabilities                                    17          46
                                                                  --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         $    133    $     67
                                                                  ========    ========

Supplemental Schedule of Non-cash and Financing Activities:
     Interest accrued on notes to stockholders                    $     31    $     54
     Recognition of guaranty on loan participation                    --             5

                 See notes to consolidated financial statements.

CITYFED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS
ENDED MARCH 31, 2006 (UNAUDITED)

1. CityFed invests in US government or agency securities, corporate debt and equity securities and through its investment in a subsidiary invests in first and second mortgage loans and other real estate related assets. To provide liquidity, CityFed has and may from time to time in the future enter into secured borrowings utilizing its investments.

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

Management periodically evaluates the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses information available in establishing the allowance for loan losses, evaluation assessments made by management are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Management has determined that no allowance for loan losses was necessary at March 31, 2006 since, based on its evaluation, no events causing loss or loan impairment have occurred. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

2. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CityFed's Form 10-KSB for the year ended December 31, 2005 ("2005 Form 10-KSB"). The interim statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the results and financial position for the periods presented.

3. In July 1989, CityFed's Board of Directors suspended the payment of dividends on all three currently outstanding series of CityFed's stock. These include CityFed's common stock, $0.01 par value per share ("Common Stock"), on which CityFed had been paying quarterly dividends of one cent per share; the Series C, Junior Preferred Stock, Cumulative, $0.01 par value per share ("Series C Stock"), with a quarterly dividend of ten cents per share; and the $2.10 Cumulative Convertible Preferred Stock, Series B, $25.00 par value per share ("Series B Stock"), with a quarterly dividend of $0.525 per share. Dividends on both series of CityFed's preferred stock are cumulative. At March 31, 2006, dividends in arrears were $89.3 million and $56.4 million on CityFed's Series B and Series C Stock, respectively.

The holders of the Series B Stock are entitled to receive cash dividends when and as declared by the Board of Directors, and until all cumulative unpaid dividends on the Series B stock are paid, CityFed cannot declare or pay any dividends on common stock or other capital stock ranking junior to or in parity with the Series B stock. The holders of the Series C Stock are entitled to receive cash dividends when and as declared by the Board of Directors, and until all cumulative unpaid dividends on the Series C stock are paid, CityFed cannot declare or pay any dividends on common stock or other capital stock ranking junior to or in parity with the Series C stock. The Company's legal counsel does not believe that the holders of its Series B or Series C stock have the right to require the Company or its Board of Directors to declare such accumulated unpaid dividends. No dividends are expected to be declared or paid until CityFed's financial situation changes significantly.

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

At December 31, 2005, CityFed held 368,638 shares of i2 Telecom International, Inc., (i2 Telecom). As part of the original consideration, under certain conditions an additional 33,300 shares of common stock may be issued to CityFed. CityFed also holds a warrant to purchase 66,438 common shares of i2 Telecom at $0.903 per share until February 2006 and at $1.20 per share for an additional twelve months. Pursuant to an agreement, in October 2004 i2 Telecom registered 139,520 of CityFed's shares of i2 Telecom stock and those shares were then classified as available-for-sale. The remaining 229,118 shares of i2 Telecom became available-for-sale in the first quarter of 2005 and the unrealized gain when transferred from cost to fair value was $35,000. During the second quarter of 2005, management determined that the impairment in value of its interest in i2 Telecom represented an other than temporary impairment, and consequently, in the second quarter of 2005 reclassified $38,000 of unrealized gain previously recorded as a component of other comprehensive income. At March 31, 2006, all the issued shares are recorded at the quoted market price of $0.14 per share and the gain of $26,000 in the fair market value on the i2 shares for the first quarter of 2006 is classified as a component of other comprehensive income. CityFed had an outstanding loan to i2 on March 31, 2006 which has since been repaid in full. In connection with the transaction, CityFed acquired 10,000 warrants to purchase shares of i2 common stock at $0.10 per share until February 8, 2008. The fair value gain on the warrants of $400 is classified as a component of other comprehensive income. At March 5, 2007, the quoted market price of i2 Telecom shares was $0.22.

5. Notes payable, Stockholders at March 31, 2006 include the principal balance of $4,750,000, which is payable at maturity on December 31, 2007 (see Note 9). The balance also includes interest payable at maturity of $1,021,000, which is comprised of $591,000 computed at the prime rate as it existed from time to time through March 31, 2006 and the balance of $430,000 computed at 7.75% (the prime rate at March 31, 2006) through May 31, 2007, the original maturity date. The interest is due at the maturity of the notes and, when actually paid, will be computed at the prime rate as it will exist from time to time until maturity. During the three month period ended March 31, 2006, the prime rate increased, resulting in an increase in the amount of interest expected to be paid at the original maturity of May 31, 2007 in excess of the amount previously recorded, which has been recognized by a charge to interest expense of $31,000 during the three month period ended March 31, 2006. Any increase of the amount recorded as a liability resulting from increases in interest rates after March 31, 2006 through May 31, 2007 will be charged as an expense to operating income. Interest accruing during the maturity date extension (June 1, 2007 thru December 31, 2007) period will be charged as an expense during that same period.

6. Income tax expense for the three month period ended March 31, 2005 does not have a relationship to expected income tax expense computed at the expected statutory tax rates since it represents only income taxes payable to the state based on the taxable income of Services which was not allowable to be offset by the Company's available state net operating loss carryforwards. Beginning in 2006, the income of Services will be offset by available state net operating losses and the income tax provision is based on the state net worth tax. No provision for federal income taxes for the three month periods ended March 31, 2006 and 2005 have been included in the accompanying consolidated financial statements since the Company has available net operating losses for federal income tax reporting purposes. At March 31, 2006 deferred tax assets have been fully reserved.

7. CityFed is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist solely of commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in CityFed's consolidated statement of financial condition. The contract or notional amounts of such instruments reflect the extent of involvement CityFed has in the financial instruments. CityFed's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. CityFed uses the same credit policies in making commitments as it does for on-balance sheet instruments. At March 31, 2006, the contractual notional amounts representing commitments to fund loans in the future total $236,000.

     At March 31, 2006, six loans comprise approximately 56.0% of total loans receivable and interest on loans during the three month period ended March 31, 2006 recognized on such loans totaled $35,000. At March 31, 2006, loans past due for ninety days or more totaled $1,462,000. At March 31, 2006, loans not accruing interest totaled $1,587,000. During the three month period ended March 31, 2006 there was $71,000 of income recognized on loans which were previously on non-accrual status.

8. The Company's reportable segments are legally separate entities that are managed separately, and whose operating results are reviewed by the chief operating decision maker to make decisions about resources and to assess performance. The Company has two reportable segments, Services which operates as a finance company and CityFed which invests in securities. CityFed and Services are managed separately since their businesses are run as separate entities, and the business of Services is run for the benefit of the Noteholders while the business of CityFed is run for the benefit of the stockholders of CityFed. Accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the 2005 Form 10-KSB. The segment information below reports the results for the three month periods ending March 31, 2006 and 2005.

(Dollars in Thousands)           CFF Services          CityFed                              Consolidated
                                 Three months ended    Three months ended                   Three months ended
                                 March 31, 2006        March 31, 2006        Eliminations   March 31, 2006
                                 --------------        --------------        ------------   --------------
Interest income, other                   $1                   $1                                    $2
Interest income from
external business                       178                                                        178
Interest expense (a)                     31                                                         31
Net Interest income                     148                    1                                   149
Other income                             16                                       ($13)              3
  Gain/Loss on securities                                    (20)                                  (20)
Segment profit (loss)                   128                  (33)                                   95
Income Tax Expense                        2                                                          2
Segment assets:
  Investment in and
  advances to
  subsidiary                                                5,089               (5,089)
Other                                 5,601                   325                  (13)          5,913


(Dollars in Thousands)           CFF Services          CityFed                              Consolidated
                                 Three months ended    Three months ended                   Three months ended
                                 March 31, 2005        March 31, 2005        Eliminations   March 31, 2005
                                 --------------        --------------        ------------   --------------

Interest income, other                                        $9                                    $9
Interest income from
  external business                    $144                                                        144
Interest expense (a)                     55                                                         55
Net Interest income                      89                    9                                    98
Other income                             13                                       ($13)              2
  Gain/Loss on securities                                      7                                     7
Segment profit (loss)                   (26)                  70                                    44
Income Tax Expense                        4                                                          4
Intersegment interest
income (expense) (b)                    (86)                 (86)
Segment assets:
  Investment in and
  advances to
  subsidiary                                               4,869                (4,869)
Other                                 5,130                  764                                 5,894

The information below reports the income (loss) available for the Common Stockholders and the Noteholders after allocating segment income and losses as reflected above. Such amounts are disclosed herein, rather than on the face of the accompanying consolidated balance sheet, since such allocations are not included within the terms of the equity securities.

                                        Three months ended    Three months ended
                                             March 31,             March 31,
NET INCOME (LOSS) AVAILABLE FOR AND            2006                  2005
  ALLOCATED TO:
  NOTEHOLDERS                                $    126              $    (30)
  COMMON STOCKHOLDERS                          (2,311)               (2,208)
                                             --------              --------
  TOTAL                                      $ (2,185)             $ (2,238)
                                             ========              ========

BASIC AND DILUTED INCOME (LOSS) PER
  COMMON SHARE ALLOCATED TO:

  NOTEHOLDERS                                $   0.00              $   0.00
  COMMON STOCKHOLDERS                           (0.08)                (0.08)
                                             --------              --------
  TOTAL                                      $  (0.08)             $  (0.08)
                                             ========              ========

AVERAGE COMMON SHARES OUTSTANDING          28,716,134            28,716,134

DIVIDENDS PER COMMON SHARE                        --                    --

         (a) Interest expense related to the notes payable executed by and between CityFed and the Noteholders is allocated to Services since such interest expense is required to be borne by Services under the Agreement (see Note 9).

         (b) The chief operating decision maker of each segment evaluates the performance of the segment prior to intersegment interest charges (computed at 9%) presented in internal reports which has been disclosed above. Intersegment interest is accounted for at an interest rate which management believes Services would be required to pay to an external party for a similar financing arrangement. Effective January 1, 2006, intersegment interest is no longer charged between CityFed and Services.

         As a result of the Agreement, the Company has presented segment information as required by FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," and has presented information for the three months ended March 31, 2005 as if the Agreement was in effect since January 1, 2005.

9. On September 1, 2005, CityFed, Services, and the stockholders to whom CityFed issued notes ("the Noteholders") (see Note 5), entered into an agreement, which was effective as of June 1, 2005, ("the Agreement"). Among other provisions contained within the Agreement, the Noteholders extended the maturity dates of the notes from May 31, 2007 to December 31, 2007; the parties to the Agreement agreed to run the business of CityFed and Services as separate entities; the business of Services would be run for the benefit of the Noteholders; and the business of CityFed would be run for the benefit of the stockholders of CityFed. In accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", CityFed determined that it and its related parties had a variable interest in Services which required the continued consolidation of Services' accounts and transactions in the accompanying financial statements.

10. At March 31, 2006, CityFed has a stockholders' equity of $142,000 and cumulative unpaid dividends totaling approximately $145.7 million. Management believes that CityFed will generate sufficient cash flows from operations to satisfy its operating requirements for, and its obligations due within, the next twelve months.

     The Agreement (see Note 9) added several events of defaults, including remedies available to the Noteholders as a result of an event of default, to the notes payable executed by and among CityFed and the Noteholders (the Notes). If an event of default, as defined, occurs the Noteholders may exercise their rights and may foreclose on the stock of Services. If CityFed does not effect a restructuring of its capital structure by March 31, 2007, then an event of default under the Notes is deemed to have occurred. It is not probable that a restructuring of CityFed's capital structure will be accomplished by March 31, 2007. Management does not know whether, upon the occurrence of an event of default, the Noteholders will exercise any of the remedies contained within the Notes. If an event of default relating to CityFed's inability to effect a restructuring of its capital structure occurs, management may request the Noteholders to waive its remedies as a result of the event of default and to amend the Agreement to provide CityFed with additional time to effect a restructuring of its capital structure. As of January 2, 2008, management has not made such a request and the Noteholders have not exercised the remedies available.

11. RELATED PARTY TRANSACTION

In December 2005, the Company purchased 30,000 shares of stock in University Bancorp, Inc. ("UBI"), a publicly traded company controlled by the Chief Executive Officer and President of CityFed, for $54,000 and purchased an additional 5,000 shares in January 2006 for $10,500. The Company purchased such shares from Jove Corp., a company also controlled by the Chief Executive Officer and President of CityFed. At March 31, 2006 CityFed had a loan receivable of $30,055 from Jove Corp. The loan was paid in full in May 2006.

12. Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

Since its determination in February 2003 to rely on Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended, CityFed has invested in money market instruments, corporate securities, and pass-through certificates issued by federally sponsored agencies in addition to its investment in Services and Services' investments. The operating expenses of Services consist of the compensation of its employee, interest expense on borrowings, the expenses of its office, expenses relating to the audit of its financial statements by its independent auditors, and expenses of its outside legal counsel. The operating expenses of CityFed consist primarily of its administrative, legal and auditing expenses. Currently, Services has one full-time employee and owns an office condominium, purchased in September 2005, located at 37 Old South Road, Nantucket, Massachusetts. CityFed has no employees.

CityFed has a management agreement with Services whereby Services provides administrative services to CityFed annually for $50,000. For the three month period ended March 31, 2006, CityFed has recognized $12,500 as a charge to operations. Services has recognized the same amounts as income. All amounts are eliminated in consolidation.

CityFed believes that it can satisfy its cash requirements for its next twelve months of operations from its existing assets or by utilizing borrowing arrangements secured by its investments. During such period, CityFed does not expect to purchase or sell plant or significant equipment, nor does CityFed intend to significantly change its number of employees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, CityFed had $5,913,000 in total assets, $5,771,000 in total liabilities and a stockholders' equity of $142,000 compared to $5,771,000 in total assets, $5,758,000 in total liabilities and a stockholders' equity of $13,000 at December 31, 2005. CityFed expects to meet its commitments to originate loans, borrowing commitments and its operating expenses from cash generated from operations, from the sale of marketable securities or from loan repayments.

CURRENT OPERATIONS

CityFed invests in US government or agency securities, marketable and non-marketable corporate debt and equity securities. Services operates as an originator and investor in first and junior mortgage loans and other real estate-related assets. Proceeds from CityFed's investment in and advances to Services are used by Services to fund its investments in first and second mortgage loans and other real estate assets.

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

RESULTS OF OPERATIONS

Three months ended March 31:

     CityFed recorded a consolidated net income for the three months ended March 31, 2006 of $93,000. This compares to a consolidated net income in the amount of $40,000 for the Three months ended March 31, 2005. CityFed recognized an unrealized gain on available-for-sale securities for the three months ended March 31, 2006 of $36,000 and an unrealized loss for the three months ended March 31, 2005 of $12,000.

     Interest income on investments earned by CityFed was $2,000 for the three months ended March 31, 2006 compared to $9,000 for the three months ended March 31, 2005 due to a lower amount of funds invested in interest bearing securities in the 2006 period. Interest income on loans earned by Services for the three months ended March 31, 2006 was $178,000. Interest income earned by Services on loans for the three months ended March 31, 2005 was $144,000. During the quarter ended March 31, 2006, there was $71,000 of interest income recorded for loans that had been on non-accrual at the end of the previous quarter. Interest expense was $31,000 for the three months ended March 31, 2006. All of the $31,000 was due to the increase in the interest due on the Notes payable, Stockholders (see Note 5 above). Interest expense for the three months ended March 31, 2005 was $55,000 of which $54,000 was due to the increase in the interest due on the Notes payable, Stockholders. The loss on sale of trading securities was $20,000 for the three months ended March 31, 2006. There was no gain or loss on trading securities in the three months ended March 31, 2005. The net gain on available-for-sale securities was $0 for the three months ended March 31, 2006 compared to a gain of $7,000 during the three months ended March 31, 2005.

     Total expenses of $37,000 for the three months ended March 31, 2006 were less than the $63,000 for the same period in 2005, primarily due to lower compensation and legal expenses.

     The basic (and diluted) loss per common share of $0.08 for the three months ended March 31, 2006 and 2005 is after the deduction of unpaid preferred dividends of $2,278,000 in both years. No preferred or common dividends have been paid since the second quarter of 1989 and none are expected to be paid until CityFed's situation changes significantly.

     The Agreement (see Note 9) added several events of defaults, including remedies available to the Noteholders as a result of an event of default, to the notes payable executed by and among CityFed and the Noteholders (the Notes). If an event of default, as defined, occurs the Noteholders may exercise their rights and may foreclose on the stock of Services. If CityFed does not effect a restructuring of its capital structure by March 31, 2007, then an event of default under the Notes is deemed to have occurred. It is not probable that a restructuring of CityFed's capital structure will be accomplished by March 31, 2007. Management does not know whether, upon the occurrence of an event of default, the Noteholders will exercise any of the remedies contained within the Notes. If an event of default relating to CityFed's inability to effect a restructuring of its capital structure occurs, management may request the Noteholders to waive its remedies as a result of the event of default and to amend the Agreement to provide CityFed with additional time to effect a restructuring of its capital structure. As of January 2, 2008, management has not made such a request and the Noteholders have not exercised the remedies available.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 7 to the financial statements above.

ITEM 3. CONTROLS AND PROCEDURES.

CityFed has adopted disclosure controls and procedures as required by Section 302 of the Sarbanes-Oxley Act and the Securities and Exchange Commission's rules thereunder. CityFed's disclosure controls and procedures reflect the fact that it currently has only one employee. CityFed's Vice President, Chief Financial Officer and Treasurer has evaluated the effectiveness of these disclosure controls and procedures as of the end of the quarterly period ended March 31, 2006. There have been no changes to CityFed's internal controls during the first quarter of 2006 or from March 31, 2006 to March 20, 2007.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

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

             Beginning with the payment due on September 1, 1989, CityFed has not paid any quarterly dividends on the Series B Stock. Beginning on September 15, 1989, CityFed also has not paid any quarterly dividends on the Series C Stock. Because CityFed has failed to pay at least six quarterly dividends on the Series B Stock, the holders of such stock have the exclusive right, voting separately as a class, to elect, and have elected, two directors of CityFed. Until the aggregate deficiency is declared and fully paid on the Series B Stock and the Series C Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Common Stock. Until the aggregate deficiency is declared and fully paid on the Series B Stock, CityFed may not declare any dividends or make any other distributions on or redeem the Series C Stock. As of March 31, 2006, the aggregate deficiency on the Series B Stock was approximately $89.3 million and the aggregate deficiency on the Series C Stock was approximately $56.4 million.

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


                                           CITYFED FINANCIAL CORP.

                                           By: /s/ John W. Atherton, Jr.
                                               --------------------------------
                                               John W. Atherton, Jr.
                                               Vice President, and Treasurer
                                               (Principal Financial Officer)


Date: January 2, 2008